Form 10-Q
period 2000-09-30
ELASTIC NETWORKS INC
filed 2000-11-14
CIK 1088242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ........................

                        Commission File Number: 001-16147

                              ELASTIC NETWORKS INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                       58-2418576
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)


              6120 Windward Parkway, Suite 100, Alpharetta, Georgia
                    (Address of principal executive offices)

                                      30005
                                   (Zip Code)

                                 (678) 297-3100
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   No X

Elastic Networks Inc. had 31,326,058 shares of its $.01 par value common stock outstanding as of October 31, 2000.

PART I   FINANCIAL INFORMATION

                                                                                PAGE NO.
         Item 1. Condensed Financial Statements.

                  Condensed Balance Sheets as of
                  September 30, 2000 and December 31, 1999 (restated)..........    3

                  Condensed Statements of Operations for the Three and
                  Nine Months Ended September 30, 2000 and 1999................    5

                  Condensed Statement of Stockholders' Equity (Deficit)
                  For the Nine Months Ended September 30, 2000.................    6

                  Condensed Statements of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999................    7

                  Notes to Condensed Financial Statements......................    8

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................   13

                  Risk Factors ................................................   21

         Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk..................................................   30


PART II  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds.....................   31

         Item 4. Submission of Matters to a Vote of Security Holders...........   32

         Item 6. Exhibits and Reports on Form 8-K..............................   32

SIGNATURES.....................................................................   34


PART I -- FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                                      ELASTIC NETWORKS INC.
                                    CONDENSED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                          (UNAUDITED)


                                                      PRO FORMA
                                                    SEPTEMBER 30,  SEPTEMBER 30,  DECEMBER 31,
                                                        2000           2000           1999
                                                   -------------- -------------- --------------
                                                     (SEE NOTE 2)                 (AS RESTATED,
                                                                                   SEE NOTE 3)
ASSETS
Current assets:
       Cash and cash equivalents                       $   84,607   $      9,720    $     3,863
       Short-term investments                                                             1,750
       Accounts receivable, net of allowance for
       doubtful accounts of $367, $367 and $250             3,215          3,215            361
       Accounts receivable from Nortel Networks               466            466          1,209
       Inventories                                          5,870          5,870            759
       Other current assets                                    49          1,374             97
                                                   -------------- -------------- --------------
            Total current assets                           94,207         20,645          8,039

Property and equipment, net                                 2,855          2,855          1,352

Other assets                                                  102            102            102
                                                   -------------- -------------- --------------
            Total assets                               $   97,164   $     23,602   $      9,493
                                                   ============== ============== ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Line of credit - Nortel Networks                $            $      3,000   $
       Line of credit - Related Parties                                    3,000
       Accounts payable                                     9,751         11,076          6,869
       Payable to Nortel Networks                             150            150            149
       Royalties payable to Nortel Networks                   418            418            129
       Accrued liabilities                                  2,360          2,360          1,888
       Other current liabilities                              768            768            636
                                                   -------------- -------------- --------------
            Total current liabilities                      13,447         20,772          9,671

Capital lease obligation, net of current portion              309            309            100

Other liabilities                                             825            825          1,142

                                    ELASTIC NETWORKS INC.
                                  CONDENSED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                        (UNAUDITED)

                                                              PRO FORMA
                                                            SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                                2000            2000            1999
                                                            -------------   -------------   -------------
                                                            (SEE NOTE 2)                    (AS RESTATED,
                                                                                             SEE NOTE 3)
Commitments and contingencies

Redeemable convertible participating preferred stock
       Series A, $0.01 par value; 0 shares authorized,
       issued and outstanding pro forma at September 30,
       2000; 3,876,923 shares authorized, issued and
       outstanding at September 30, 2000 and December
       31, 1999, at cost (redemption value $12,600) less
       note receivable of $0, $0, and $1,397                                     10,091             8,295

Redeemable convertible participating preferred stock
       Series B, $0.01 par value; 0 shares
       authorized, issued and outstanding pro forma
       at September 30, 2000;  4,024,923 shares
       authorized and 3,922,463 shares issued and
       outstanding at September 30, 2000, at cost
       (redemption value $20,903)                                                20,903

Stockholders' equity (deficit):
       Common Stock, par value $0.01; 100,000,000
       shares authorized and 31,305,780 shares
       issued and outstanding pro forma at
       September 30, 2000; 35,000,000 shares
       authorized and 15,420,867 shares issued and
       outstanding at September 30, 2000;
       35,000,000 shares authorized and 15,385,946
       shares issued and outstanding as of
       December 31, 1999                                           313              154               154

       Additional paid-in capital                              120,162            8,440             2,884

       Deferred stock compensation                              (3,232)          (3,232)             (444)

       Accumulated deficit                                     (34,660)         (34,660)          (12,309)
                                                          ------------     ------------       -----------
            Total stockholders' equity (deficit)                82,583          (29,298)           (9,715)
                                                          ------------     ------------       -----------
       Total liabilities and stockholders' equity
       (deficit)                                             $  97,164      $    23,602         $   9,493
                                                          ============     ============       ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

                                        ELASTIC NETWORKS INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)

                                                            THREE MONTHS               NINE MONTHS
                                                         ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                       -----------------------  -----------  ----------
                                                          2000         1999         2000         1999
                                                       -----------  ----------  -----------  ----------
Revenues:
     Product                                            $   10,564   $     214   $   21,891    $  1,284
     Product - Nortel Networks                                 497         788        3,558       1,993
     License                                                   143         162          448         487
                                                       -----------  ----------  -----------  ----------
          Total revenues                                    11,204       1,164       25,897       3,764

Cost of revenues
     Product                                                 9,664         394       20,801       3,000
     Product - Nortel Networks                                 398       1,450        3,392       4,353
                                                       -----------  ----------  -----------  ----------
          Total cost of revenues                            10,062       1,844       24,193       7,353
                                                       -----------  ----------  -----------  ----------
Gross profit (loss)                                          1,142        (680)       1,704      (3,589)
Operating expenses:(1)
     Sales and marketing                                     4,567       1,011       10,753       2,850
     Research and development                                3,392       1,730        8,821       5,095
     General and administrative                              1,371         754        3,630       1,437
                                                       -----------  ----------  -----------  ----------
          Total operating expenses                           9,330       3,495       23,204       9,382
                                                       -----------  ----------  -----------  ----------
               Operating loss                               (8,188)     (4,175)     (21,500)    (12,971)
                                                       -----------  ----------  -----------  ----------
Other income (expense), net(2)                                (904)        132         (851)        168
                                                       -----------  ----------  -----------  ----------
          Net loss                                          (9,092)     (4,043)     (22,351)    (12,803)
                                                       -----------  ----------  -----------  ----------
Accretion of Series A preferred stock                         (133)       (133)        (399)       (200)
                                                       -----------  ----------  -----------  ----------
     Net loss attributable to common stockholders       $   (9,225)  $  (4,176)  $  (22,750)  $ (13,003)
                                                       ===========  ==========  ===========  ==========
Basic and diluted net loss per common share             $    (0.55)  $   (0.25)  $    (1.36)  $   (0.78)
                                                       ===========  ==========  ===========  ==========

Weighted average shares used in computing basic
   and diluted net loss per common share                    16,691      16,670       16,680      16,670
                                                       ===========  ==========  ===========  ==========

(1) Includes non-cash stock based compensation of $1,187; $27; $2,004; and $83 for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, respectively.


(2) Includes non-cash stock based financing expenses of $657; $0; $657; and $0 for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, respectively.

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                              FINANCIAL STATEMENTS.

                                           ELASTIC NETWORKS INC.
                           CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (IN THOUSANDS, EXCEPT SHARE DATA)
                                               (UNAUDITED)

                                         COMMON STOCK      ADDITIONAL     DEFERRED      ACCUMULATED       TOTAL
                                   ----------------------   PAID-IN        STOCK          INCOME       STOCKHOLDERS'
                                      SHARES      AMOUNT    CAPITAL     COMPENSATION     (DEFICIT)    EQUITY (DEFICIT)
                                   -----------  --------- ------------ --------------- -------------- -----------------
BALANCE AT  DECEMBER 31, 1999      15,385,946   $    154    $   2,884     $     (444)    $  (12,309)      $   (9,715)
  (AS RESTATED, SEE NOTE 3)

Net loss                                                                                    (22,351)         (22,351)

Employee stock options exercised       34,921          -           73                                             73

Issuance of stock options and
   warrants to non-employees                                    2,211                                          2,211

Deferred stock compensation                                     3,239         (3,239)                              -

Other                                                              33            451                             484
                                   ----------  ---------  -----------  -------------   ------------   --------------
BALANCE AT SEPTEMBER 30, 2000      15,420,867   $    154    $   8,440     $   (3,232)    $  (34,660)      $  (29,298)
                                   ==========  =========  ===========  =============   ============   ==============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONDENSED FINANCIAL STATEMENTS.

                                    ELASTIC NETWORKS INC.
                             CONDENSED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)
                                         (UNAUDITED)

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                      --------------------------
                                                                          2000          1999
                                                                      -------------  -----------
Cash flows from operating activities:
     Net loss                                                            $  (22,351)  $ (12,803)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
     Depreciation and amortization                                              562         250
     Amortization of deferred stock compensation                                451          35
     Issuance of common stock options and warrants                            2,210          48
     Change in assets and liabilities:
     Accounts receivable                                                     (2,854)     (1,316)
     Accounts receivable - Nortel Networks                                      743        (348)
     Inventories                                                             (5,111)       (204)
     Accounts payable                                                         4,207         (13)
     Payable - Nortel Networks                                                    1         123
     Royalties payable - Nortel Networks                                        289          51
     Accrued liabilities                                                        472        (306)
     Other                                                                   (1,282)       (490)
                                                                       ------------  ----------
          Net cash used in operating activities                             (22,663)    (14,973)
                                                                       ------------  ----------
Cash flows from investing activities:
     Purchases of property and equipment                                     (2,065)       (442)
     Purchases of short-term investments                                    (65,327)    (75,661)
     Proceeds from sale of short-term investments                            67,077      68,887
                                                                       ------------  ----------
          Net cash used in investing activities                                (315)     (7,216)
                                                                       ------------  ----------
Cash flows from financing activities:
     Proceeds from issuance of common and preferred stock                    20,903      10,760
     Transfers from shareholder                                                          11,943
     Borrowings under shareholder lines of credit                             6,000
     Payment of note receivable attributable to Series A
       preferred shares issuance                                              1,994
     Other                                                                      (62)          1
                                                                       ------------  ----------
          Net cash provided by financing activities                          28,835      22,704
                                                                       ------------  ----------
          Net increase in cash and cash equivalents                           5,857         515
 Cash and cash equivalents, beginning of period                               3,863           -
                                                                       ------------  ----------
 Cash and cash equivalents, end of period                                $    9,720   $     515
                                                                       ============  ==========
 Supplemental schedule of investing and financing activities:
     Cash paid during the period for interest                            $       73   $       -
                                                                       ============  ==========
     Issuance of stock options and warrants to non-employees             $    2,211   $      42
                                                                       ============  ==========
     Capital lease additions                                             $      466   $      64
                                                                       ============  ==========
     Redeemable Convertible Participating Preferred Stock
       issued for notes receivable, net of discount of $134              $        -   $   1,860
                                                                       ============  ==========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                             FINANCIAL STATEMENTS.

ELASTIC NETWORKS INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PREPARATION

         The accompanying condensed financial statements included herein have been prepared by Elastic Networks Inc. (the "Company") without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for complete financial statements have been condensed or omitted pursuant to such rules and regulations.

         These condensed financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.

         In the opinion of management, the condensed financial statements included herein contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenues are recognized when earned in accordance with applicable accounting standards, including American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION, as amended. The Company generally recognizes revenues from product sales upon shipment depending on contract terms and conditions if collectibility is reasonably assured, product pricing is fixed and determinable and product returns are reasonably estimated. No revenues are recognized on products shipped on a trial basis until products are fully accepted by the customer. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenues are recognized. Technology license revenues are recognized ratably over the term of the related agreement.

         Consulting services, principally installation and training revenues, are recognized as the services are completed. These services are typically performed under separate service agreements and are usually performed on a time and material basis. Such services primarily consist of implementation services related to the installation and deployment of the Company's products and do not include significant customization or development of the underlying software code.

NET LOSS PER SHARE

         Basic and diluted net loss per share has been computed in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, using the weighted-average number of shares of common stock outstanding during the period including any dilutive common stock equivalents.

UNAUDITED PRO FORMA PRESENTATION

         The unaudited pro forma balance sheet gives effect to the Company's completion of its initial public offering ("IPO") on October 4, 2000 as if all transactions associated with the IPO had been completed on September 30, 2000.

         Cash generated from the issuance of 6,800,000 shares at $13 per share to the Company, were approximately $80.9 million, net of underwriting discounts, commissions, legal and accounting fees, and other offering costs. The Company used approximately $6.0 million of the net proceeds from the IPO to repay borrowings made under two secured promissory notes, which are reflected on the unaudited pro forma balance sheet as reductions in the lines of credit to Nortel Networks and other related parties. Other decreases in liabilities and current assets reflect the effects of the payment of accrued IPO costs that are reflected in the September 30, 2000 balance sheet.

         Upon the completion of the IPO, all outstanding shares of the Company's Series A and Series B redeemable convertible participating preferred stock were converted into an aggregate of 9,084,913 shares of common stock. Pro forma stockholders' equity (deficit) at September 30, 2000, as adjusted for the conversion of the preferred stock and the issuance of 6,800,000 shares of common stock in the IPO, is disclosed on the balance sheet. The number of authorized common stock shares increased from 35,000,000 to 100,000,000 shares upon the completion of the IPO.

         The unaudited pro forma balance sheet is not necessarily indicative of what the actual financial results would have been had the IPO been completed on September 30, 2000 and do not purport to be indicative of the results of future operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR
DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES, which established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company, to date, has not engaged in derivative or hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Although SAB No. 101 does not change any of the accounting profession's existing rules on revenue recognition, it draws upon existing rules and explains how the SEC staff applies those rules, by analogy, to other transactions that existing rules do not specifically address. SAB No. 101, as amended by SAB No. 101B becomes effective for the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes that the adoption of SAB No. 101 will not have a material effect on the financial position or results of the operations of the Company.

         In March 2000, the FASB issued FASB Interpretation No. 44 ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (AN INTERPRETATION OF THE ACCOUNTING PRINCIPLES BOARD OPINION NO. 25) (the "Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of this Interpretation did not have a material impact on our financial statements.

NOTE 3.  RESTATEMENTS

         Subsequent to the issuance of the Company's 1999 financial statements, the Company's management determined that the Company had not granted an option to a non-affiliate investor in connection with its sale of 615,385 shares of Series A redeemable convertible participating preferred stock. Accordingly, the fair value ascribed to the option of $573,918 should not have been recognized in the Company's 1999 financial statements. Associated with this, the non-interest bearing notes receivable for the Series

A redeemable convertible participating preferred stock of $1,993,848 have been restated to reflect an inherent discount of approximately $134,000. As a result, other current assets, Series A redeemable convertible participating preferred stock, additional paid-in capital and general and administrative expenses were restated from amounts previously reported.

         Also, subsequent to the issuance of the Company's 1999 financial statements, the Company's management revised its estimate of the fair value of its common stock for purposes of determining stock-based compensation for issuances of warrants and stock options. As a result, deferred stock compensation, additional paid-in capital, sales and marketing expenses, research and development expenses and general and administrative expenses were restated from amounts previously reported.

NOTE 4.  INVENTORIES

         Inventories consist of the following (in thousands):

                           SEPTEMBER 30,     DECEMBER 31,
                               2000              1999
                         ----------------  ---------------
Raw materials               $      106        $      146
Work in process                  1,336                 -
Finished goods                   4,428               613
                           -----------       -----------
Total                       $    5,870        $      759
                           ===========       ===========

NOTE 5.  SEGMENT INFORMATION

     The Company operates in one reportable business segment, to develop technology and products to provide high speed access over copper wire infrastructure.

GEOGRAPHIC INFORMATION

     The Company's headquarters and its operations are located in the U.S. The Company's research and development activities are conducted in the U.S. The Company conducts its sales, marketing and customer service activities throughout the world. Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Geographic revenue information is based on the location of the end customer. As of September 30, 2000, all of the Company's revenues attributed to foreign sources have been generated from exports from the U.S.

     Identifiable long-lived assets (principally property and equipment) by geographic areas (in thousands):

                                            SEPTEMBER 30,     DECEMBER 31,
                                                 2000             1999
                                          ----------------  -----------------
       Long-lived assets - U.S.               $    2,855        $    1,352

Revenues by geographic region are as follows (in thousands):

                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                 2000             1999             2000              1999
                            --------------  ----------------  ---------------  ---------------
Revenues:
            U.S.                 $   9,010          $    776        $  21,477        $   3,213
            Canada                     348                29            1,095              105
            Asia                     1,846               359            3,313              442
            Other                        -                 -               12                4
                            --------------  ----------------  ---------------  ---------------
Total Revenues                   $  11,204         $   1,164        $  25,897        $   3,764
                            ==============  ================  ===============  ===============

NOTE 6.  SUBSEQUENT EVENT

         The Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed for its IPO on June 29, 2000 pursuant to the Securities Act of 1933, as amended, became effective on September 28, 2000. IPO proceeds from the issuance of 6,800,000 shares at $13 per share to the Company, were approximately $80.9 million, net of aggregate expenses. The Company used approximately $6.0 million of the net proceeds from the IPO to repay borrowings made under two secured promissory notes issued on August 4, 2000. The Company expects to use the remaining net IPO proceeds to fund the expansion of our business, to fund its anticipated operating deficits and for other working capital needs and for general corporate purposes. As part of its ongoing corporate development activities, the Company expects it will consider acquisition opportunities, and may use a portion of the net proceeds to acquire complementary businesses, products or technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES AND RISK FACTORS INCLUDED HEREIN AND IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 (REGISTRATION NO.333-40500) INITIALLY FILED WITH THE SEC ON JUNE 29, 2000, AS AMENDED AND DECLARED EFFECTIVE AS OF SEPTEMBER 28, 2000.

FORWARD LOOKING STATEMENTS

         Certain of the statements contained in this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described herein. With respect to such forward-looking statements, the Company seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Additional information concerning these risks and uncertainties is set forth in the section titled "Risk Factors" on page 21 of this Report. The risk factor discussion contained therein is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. It is not intended to represent a complete list of all risks and uncertainties inherent in the Company's business.

OVERVIEW

         We design, develop and market high-speed digital subscriber line, or DSL, communications products. Our products enable service providers to deliver easy to deploy and cost-effective broadband access solutions over the existing copper telephone wire infrastructure. We design our products based on our patented EtherLoop-TM- technology that combines the best attributes of DSL with those of Ethernet technology to deliver a next generation access solution. EtherLoop's-TM- advantages overcome many of the deployment, performance, cost and quality of service limitations of conventional DSL technologies.

         Since we were formed in January 1997 as a division of Nortel Networks, Inc. through mid 1999, our operating activities related primarily to developing our EtherLoop-TM- technology and complementary software, building and testing prototype products, building our technical support infrastructure, commencing the staffing of our sales and marketing organization and establishing relationships with our customers. In mid 1999, we commenced shipment of our commercial products and have continued making investments to grow our business. As of September 30, 2000, we had an accumulated deficit of $34.7 million.

         Our revenues have been generated principally from the sales of our first generation DSL access multiplexers, or DSLAMs, which are known as ELMo-TM- DSLAMs and which connect DSL modem signals to the Internet, our Elite-TM- DSL modems and, to a lesser extent, our complementary software. We began limited shipment of our first release DSLAM, the ELMo-TM- 8, in the second quarter of 1999. We began shipping the ELMo-TM- 120 in the third quarter of 1999. Our recently announced Storm System-TM- family of DSL access equipment, which we expect to begin shipping in the fourth quarter of 2000, evolves our current product line. We expect to continue to invest in product enhancements and new product development in order to increase bandwidth and functionality and decrease cost. Additionally, we plan to pursue both an original equipment manufacturer licensing strategy for our DSL modems and a technology licensing strategy for our software and patented EtherLoop-TM- technology. These licensing strategies are primarily intended to accelerate our market penetration and to increase our gross margin.

         We are currently pursuing a revenue diversification strategy consisting of initially focusing on the multi-tenant unit ("MTU") segment, followed by targeted expansion into the carrier and international markets. During the period ended September 30, 2000, we continued our focus on diversifying our customer base with CAIS Internet, Inc. and Darwin Networks, Inc., each representing greater than 10% of our total revenues. During this period, we added an international customer, Beijing Keval On-Line Technology, Ltd., serving the China market and similarly representing greater than 10% of our total revenues. As we continue to expand our customer relationships in 2000, we anticipate that our existing customers will represent a smaller percentage of our revenues commencing in the fourth quarter of 2000.

         In order to continue growing our revenues and attain profitability, we must continue to invest in our international operations. As part of this investment, we opened an international office in Hong Kong during the quarter ended September 30, 2000. To date, our international sales have been denominated in U.S. dollars and, accordingly, we have not been exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of our international sales may be denominated in currencies other than U.S. dollars, which would expose us to gains and losses upon exchange rate fluctuations. For the nine months ended September 30, 2000, 17% of our revenues were generated from international export sales.

         Our gross margin is affected by many factors including competitive pricing pressures, fluctuations in manufacturing volumes, costs of components and sub-assemblies, and the mix of products or system configurations sold. Additionally, our gross margin may fluctuate due to changes in our mix of distribution channels. Our negative gross margin in 1999 was due primarily to our sales of the first generation ELMo-TM- 8 access equipment. To date, gross margin on sales of our DSLAMs has been higher than the gross margin on sales of our DSL modems. Our gross margin was positive in the first nine months of 2000, and we expect our gross margin to increase in the future as we lower the cost of our existing products, commence the sale of our Storm System-TM-family of products and increase our licensing revenues.

         We currently outsource our manufacturing and supply chain management operations to Sanmina Corporation and Solectron Corporation. Sanmina and Solectron conduct manufacturing engineering, quality assurance, program management and product repairs. For this reason, a significant portion of our cost of revenues consists of payments to Sanmina and Solectron. If we cease either of our relationships with Sanmina or Solectron, we may be responsible for purchasing some of their raw material inventory used to manufacture our products.

         In connection with our grant of stock options during the year ended December 31, 1999 and the nine months ended September 30, 2000, we recorded deferred stock-based compensation of $0.5 million and $3.2 million, respectively. Stock-based compensation includes the amortization of stock compensation charges resulting from the grant of stock options to employees with exercise or sales prices that may be deemed for accounting purposes to be below the fair market value of our common stock on the date of grant and compensation expense associated with the grant of stock options to non-employees. Deferred stock-based compensation amounts are amortized over the vesting periods of the applicable options, which are generally four years. The compensation expense associated with options granted to non-employees is recorded based on vesting and the related fair value of the underlying stock.

COMPENSATION ARRANGEMENTS

         In fulfillment of compensation arrangements between Nortel Networks and some of our employees relating to their prior employment with Nortel Networks, Nortel Networks has agreed to pay these employees, if they are still working for Elastic Networks at the time of payment, an aggregate of approximately $13.4 million in cash. Of this amount, two-thirds will be paid at the time at which Nortel Networks' ownership of our outstanding common stock falls below 50% and the remaining one-third will be paid on the first anniversary of that date. Upon the completion of our IPO on October 4, 2000, Nortel Networks owned approximately 46% of our outstanding common stock. On October 21, 2000, Nortel Networks made a payment of approximately $9.0 million to these employees; on the first anniversary of that date, Nortel Networks will make a payment of approximately $4.4 million.

         In connection with these arrangements, we will record compensation expense of approximately $9.0 million in October 2000, and approximately $4.4 million over the following twelve months, and will record capital contributions from Nortel Networks in equivalent amounts.

RESULTS OF OPERATIONS

         The unaudited table below shows operating data, as a percentage of revenues, for the periods indicated:

                                      THREE MONTHS              NINE MONTHS
                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                   -------------------       -------------------
                                     2000      1999            2000      1999
                                   --------  ---------       --------  ---------
Total revenues                          100%       100%           100%       100%
Cost of revenues                         90        158             93        195
                                   --------  ---------       --------  ---------
Gross profit (loss)                      10        (58)             7        (95)

Operating expenses:(1)
    Sales and marketing                  41         87             42         76
    Research and development             30        148             34        135
    General and administrative           12         65             14         38
                                   --------  ---------       --------  ---------
        Total operating expenses         83        300             90        249
                                   --------  ---------       --------  ---------
             Operating loss             (73)      (358)           (83)      (344)
Other income (expense), net(2)           (8)        11             (3)         4
                                   --------  ---------       --------  ---------
Net loss                                (81)%     (347)%          (86)%     (340)%
                                   ========  =========       ========  =========

(1) Includes non-cash stock based compensation of 11%; 2%; 8%; and 2% for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999, respectively.

(2) Includes non-cash stock based financing expenses of 6%; 0%; 6%; and 0% for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         TOTAL REVENUES. Revenues increased from $1.2 million for the three months ended September 30, 1999 to $11.2 million for the three months ended September 30, 2000. This increase was primarily due to the successful transition from development of our products to commencement of commercial operations and a significant increase in the sales of our ELMo-TM- 120, which we introduced in the third quarter of 1999. For the three months ended September 30, 1999, and September 30, 2000, we generated revenues from international sales of $0.4 million and $2.2 million, respectively.

         GROSS PROFIT (LOSS). Gross profit (loss) improved from a loss of ($0.7) million for the three months ended September 30, 1999 to a profit of $1.1 million for the three months ended September 30, 2000. The improvement in gross profit (loss), in absolute dollars and as a percentage of revenues, was primarily the result of a significant increase in sales of our ELMo-TM-120 and, to a lesser extent, to decreases in component costs. As of September 30, 2000, our DSLAMs used our first generation chipset, which includes a large number of discrete components, and is at the top of the chipset evolution cost curve. We made the decision to sacrifice our early gross margins in this manner in order to get our innovative technology to market as quickly as possible.

         SALES AND MARKETING. Sales and marketing expenses increased from $1.0 million for the three months ended September 30, 1999 to $4.6 million for the three months ended September 30, 2000. This increase was primarily a result of increases in staffing for marketing, account management, customer support and direct sales, as well as increases in sales commissions. This increase in sales and marketing expenses was also the result of our increased investment in international operations and an increase in non-cash stock based compensation expense. Sales and marketing expenses as a percentage of revenues significantly decreased as a result of the increase in our revenues.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased from

$1.7 million in the three months ended September 30, 1999 to $3.4 million in the three months ended September 30, 2000. This increase in our research and development expenses was primarily a result of additional hardware and software development personnel and an increase in non-cash stock based compensation expense. Research and development expenses as a percentage of revenues significantly decreased as a result of the increase in our revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $0.8 million for the three months ended September 30, 1999 to $1.4 million for the three months ended September 30, 2000. This increase was a result of an increase in personnel related costs, including non-cash stock based compensation expense and increased expenditures on facilities, legal, accounting, information systems, and consulting fees. The increase in our general and administrative expenses was required to support the growth in our operations, commercial activities and customer base. General and administrative expenses as a percentage of revenues decreased as a result of the increase in our revenues.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased from $0.1 million of income for the three months ended September 30, 1999 to an expense of ($0.9) million for the three months ended September 30, 2000, resulting primarily from an increase in non-cash stock based financing expenses, a decrease in interest income and an increase in royalty payments to Nortel Networks. Our royalty obligations to Nortel Networks terminated on the closing of our IPO.

         The non-cash stock based financing expenses initially occurred in August 2000, when the Company issued secured promissory notes with principal amounts of up to $5.0 million to each of Nortel Networks and another of its 10% or greater stockholders. In connection with this financing, we issued warrants to these stockholders to purchase 102,460 shares of our common stock. These warrants, which were fully vested when granted, were valued at approximately $0.7 million and were amortized to interest expense over the expected life of the notes. The notes were paid in full on October 5, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         TOTAL REVENUES. Revenues increased from approximately $3.8 million for the nine months ended September 30, 1999 to $25.9 million for the nine months ended September 30, 2000. This increase was primarily due to the successful transition from development of our products to commencement of commercial operations and a significant increase in the sales of our ELMo-TM- 120 access equipment that we introduced in the third quarter of 1999. For the nine months ended September 30, 1999, and September 30, 2000, we generated revenues from international sales of $0.6 million and $4.4 million, respectively.

         GROSS PROFIT (LOSS). Gross profit (loss) improved from a loss of ($3.6) million for the nine months ended September 30, 1999 to a profit of $1.7 million for the nine months ended September 30, 2000. The improvement in gross profit
(loss), in absolute dollars and as a percentage of revenues, was primarily the result of a significant increase in sales of our ELMo-TM- 120 and, to a lesser extent, to decreases in component costs. As of

September 30, 2000, our DSLAMs used our first generation chipset, which includes a large number of discrete components, and is at the top of the chipset evolution cost curve. We made the decision to sacrifice our early gross margins in this manner in order to get our innovative technology to market as quickly as possible.

         SALES AND MARKETING. Sales and marketing expenses increased from $2.9 million for the nine months ended September 30, 1999 to $10.8 million for the nine months ended September 30, 2000. This increase was primarily a result of increases in staffing for marketing, account management, customer support and direct sales, as well as increases in sales commissions. The increase in sales and marketing expenses was also the result of our increased investment in international operations and an increase in non-cash stock based compensation expense. Sales and marketing expenses as a percentage of revenues significantly decreased as a result of the increase in revenues.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased from $5.1 million for the nine months ended September 30, 1999 to $8.8 million for the nine months ended September 30, 2000. This increase in our research and development expenses was primarily a result of additional hardware and software development personnel and an increase in non-cash stock based compensation expense. Research and development expenses as a percentage of revenues significantly decreased as a result of the increase in revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.4 million for the nine months ended September 30, 1999 to $3.6 million for the nine months ended September 30, 2000. This increase was primarily a result of an increase in personnel related costs, including non-cash stock based compensation expenses and increased expenditures on facilities, legal, accounting, information systems and consulting fees. The increase in our general and administrative staffing was required to support the growth in our operations, commercial activities and customer base. General and administrative expenses as a percentage of revenues significantly decreased as a result of the increase in revenues.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net decreased from $0.2 million of income for the nine months ended September 30, 1999 to an expense of ($0.9) million for the nine months ended September 30, 2000. The decrease was primarily the result of an increase in non-cash stock based financing expenses, a decrease in interest income and increases in royalties paid to Nortel Networks. Our royalty obligations to Nortel Networks terminated on the closing of our IPO.

         The non-cash stock based financing expenses initially occurred in August 2000, when the Company issued secured promissory notes with principal amounts of up to $5.0 million to each of Nortel Networks and another of its 10% or greater stockholders. In connection with this financing, we issued warrants to these stockholders to purchase 102,460 shares of our common stock. These warrants, which were fully vested when granted, were valued at approximately $0.7 million and were amortized to interest expense over the expected life of the notes. The notes were paid in full on October 5, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We closed our IPO on October 4, 2000. IPO proceeds, net of aggregate expenses to the Company, were approximately $80.9 million. We used approximately $6.0 million of the net proceeds from the IPO to repay borrowings made under two secured promissory notes issued on August 4, 2000. The Company expects to use the remaining net offering proceeds to fund the expansion of our business, to fund our anticipated operating deficits and for other working capital needs and general corporate purposes. As part of our ongoing corporate development activities, we expect we will consider acquisition opportunities, and may use a portion of the net proceeds to acquire complementary businesses, products or technologies.

         At September 30, 2000, we had cash and cash equivalents and short-term investments of $9.7 million. This includes $4.0 million borrowed on August 4, 2000, and $2.0 million borrowed on September 15, 2000, under our two secured promissory notes issued on August 4, 2000 to two of our stockholders, for a total of $6.0 million. Each note was issued for an aggregate principal amount of up to $5.0 million, was secured by all of our assets, bore interest at a rate of 6% per year and matured on the earlier to occur of the closing of our IPO or February 1, 2001. We also issued warrants to these stockholders to purchase 102,460 shares of our common stock, which had not been exercised as of October 31, 2000. These warrants were valued at approximately $0.7 million and were amortized to interest expense over the expected life of the notes. Both notes were repaid in full on October 5, 2000, including interest, and they will no longer be available to us. All security interests on our assets that were established in connection with these two notes were extinguished upon repayment.

         Cash used in operating activities was $15.0 million for the nine months ended September 30, 1999 and $22.7 million for the same period ending September 30, 2000. The increase in cash used for operating activities for the nine months ended September 30, 2000 compared to the same period ending September 30, 1999 was primarily due to increases in net losses, inventories and accounts receivable as a result of the growth in demand of our products. This increase was partially offset by increases in accounts payable and accrued liabilities.

         Cash used in investing activities was $7.2 million for the nine months ended September 30, 1999 and $0.3 million for the same period ending September 30, 2000. The decrease in cash used for investing activities for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 was primarily due to fewer purchases of short-term investments, partially offset by an increase in capital expenditures.

         Cash provided by financing activities was $22.7 million for the nine months ended September 30, 1999 and $28.8 million for the nine months ended September 30, 2000. The increase in cash provided by financing activities for the nine months ended September 30, 2000 compared to the same period ending September 30, 1999 was primarily due to the issuance of our series B preferred stock on February 14, 2000 and the receipt of borrowings under shareholder lines of credit, the payment of the note receivable in connection with our series A preferred stock partially offset by a reduction in proceeds from shareholder transfers.

         Our future capital requirements will depend upon many factors, including sales of our products, the timing of research and product development efforts and the expansion of our marketing efforts. We expect to continue to expend amounts on property and equipment related to the expansion of facility infrastructure, computer equipment and for research and development laboratory and test equipment to support on-going research and development operations. At September 30, 2000, we had no material commitments other than obligations under our operating and capital leases and our two secured promissory notes. The two promissory notes were repaid on October 5, 2000 and are no longer outstanding.

         We believe that our cash and cash equivalent balances, short-term investments and proceeds from our IPO, which closed on October 4, 2000, will be sufficient to satisfy our cash requirements for at least the next 12 months. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

RISK FACTORS

WE HAVE A SHORT OPERATING HISTORY, WHICH MAY MAKE IT DIFFICULT TO ACCURATELY FORECAST OUR FUTURE REVENUES AND OTHER OPERATING RESULTS.

         We only began selling our products in mid 1999. As a result, we have only a limited operating history upon which you may evaluate our business and prospects. Our limited operating history may make it difficult or impossible for analysts or investors to accurately forecast our future revenues and other operating results. Furthermore, if we do not meet or exceed the forecasts and expectations of analysts and investors regarding our future revenues and other operating results, the price of our common stock could decline substantially.

WE HAVE INCURRED NET LOSSES SINCE WE WERE FORMED AND EXPECT TO INCUR FUTURE LOSSES.

         From inception through September 30, 2000, we incurred net losses totaling approximately $62.8 million. As of September 30, 2000, we had an accumulated deficit of $34.7 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes, which may be fixed in the short term. As a result, we expect to continue to incur losses in 2000, as well as in future years. Our ability to increase revenues, and achieve and maintain profitability in the future, will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new and enhanced versions of our existing products into the marketplace. We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Therefore, you should not rely on our historical operating results as an indicator of future performance. Our results of operations could fluctuate due to the following material factors:

     - variations in market acceptance of our products and in the timing and size of customer orders and shipments;
     -    changes in the mix of our product offerings and sales channels;
     - competitive market conditions, such as pricing policies, timing and acceptance of new and enhanced product introductions by us, our customers or our competitors, including introductions of alternative technologies;
     - changes in our operating expenses, including the costs of our products' components;

     - our ability to meet and maintain production volumes and ship products in a timely manner; and
     - other general economic factors, as well as those specific to the telecommunications industry.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF, OR REDUCTION IN PURCHASES FROM, ANY ONE OF THEM COULD SIGNIFICANTLY HARM OUR BUSINESS.

         We derive a substantial portion of our revenues, and expect to continue to derive a substantial portion of our revenues in the near future, from sales to a limited number of customers. Unless and until we further diversify and expand our customer base, our success will depend significantly upon the timing and size of future purchase orders, if any, from our largest customers, as well as their product requirements, financial and operational success, and, in particular, the successful deployment of services using our products. The loss of any one or more of these customers, significant changes in their product requirements, delays of significant orders or the occurrence of any sales fluctuations of our or our customers' products could reduce our revenues.

A MAJORITY OF OUR BUSINESS IS GENERATED BY DEMAND FROM NEW AND EMERGING SERVICE PROVIDERS, AND THEIR INABILITY TO OBTAIN CAPITAL OR FINANCING COULD CAUSE THEM TO REDUCE OR DISCONTINUE THE PURCHASE OF OUR PRODUCTS AT ANY TIME.

         Many of the companies that currently deploy our products, or that may do so in the future, are new and emerging and have largely unproven business models. These companies require substantial capital for the development, construction and expansion of their businesses. Financing may not be available to these companies or our other customers on favorable terms, if at all. To the extent that these companies are unable to obtain the financing they need, our ability to make future sales to these customers directly or through our distributors could be harmed. In addition, to the extent we choose to provide financing to these customers, we will be subject to additional financial risk, which could reduce our profitability.

WE ONLY OFFER A LIMITED NUMBER OF PRODUCTS AND THE FAILURE OF ANY ONE OF THEM TO ACHIEVE WIDESPREAD MARKET ACCEPTANCE WOULD SIGNIFICANTLY HARM OUR RESULTS OF OPERATIONS.

         We derive substantially all of our revenues from sales of a limited number of high-speed access products. The failure of any of our product offerings to achieve and maintain a meaningful level of market penetration and customer satisfaction would harm our revenues.

         In addition, we only began selling our products in mid 1999, and cannot yet predict whether they will gain widespread market acceptance. Even if our customers do purchase our products in meaningful quantities, due to the variety and complexity of the environments in which these customers operate, our products may not operate as expected. This could result in cancelled orders, delays in installation and increased expenses. In addition, the success of competing products and technologies, pricing pressures or manufacturing difficulties could further reduce our profitability and the price of our common stock.

THE FAILURE OF DSL TECHNOLOGY TO ACHIEVE WIDESPREAD MARKET PENETRATION WOULD NEGATIVELY IMPACT DEMAND FOR OUR PRODUCTS.

         Because our products are based on the use of copper telephone wires, and because there are physical limits to the speed and distance over which data can be transmitted over these types of wires, our products may not be a viable solution for some potential customers. Some of our competitors currently offer products based on directly competing technologies that do not have these limitations. Additionally, in the future our competitors may develop transmission media and technologies other than DSL that provide faster access, higher reliability or are more cost effective for some of our existing and potential customers.

         If any of these technologies are adopted or implemented in our market, sales of our products could decline and our market share and profitability could be reduced.

WE DEPEND ON DISTRIBUTORS AND RESELLERS FOR SALES, AND IF ANY OF THEM DO NOT PERFORM AS EXPECTED, WE COULD EXPERIENCE LOWER THAN EXPECTED SALES.

         Our success depends, in part, upon distribution and reseller arrangements, including our current arrangements with Nortel Networks. These arrangements are relatively new, and we cannot accurately predict whether significant recurring revenues will be generated from these arrangements. Our sales and distribution partners may not market, sell or distribute our products, or perform any of their other obligations, as we expect, in which case we may not desire to maintain these arrangements, or be able to develop successful replacements. In the event that any of these arrangements are terminated or are otherwise unsuccessful, sales of our products could be harmed.

OUR DEPENDENCE ON SINGLE SOURCE SUPPLIERS EXPOSES US TO SUPPLY INTERRUPTION RISKS, WHICH COULD HARM OUR SALES OR INCREASE OUR COSTS.

         Although we generally use standard parts and components for our products, our products contain several key components that are purchased from single source suppliers: line driver chips from Texas Instruments Incorporated, power supplies from Astec America Inc. and system processor chips from Motorola, Inc. We do not have written agreements with our single source suppliers. Our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations due to increased third-party demand or supplier related issues. If these suppliers are unable to meet component requirements, we will be forced to seek alternative production sources, which could negatively impact our costs and the timely delivery of our products. Alternate suppliers may not meet our quantity requirements or quality standards. Our inability to obtain sufficient quantities of these components, or components that meet our quality standards, may result in delays or reductions in product shipments, which could harm our reputation and reduce our profitability.

OUR DEPENDENCE ON TWO CONTRACT MANUFACTURERS COULD RESULT IN PRODUCT DELIVERY DELAYS.

         We currently use two contract manufacturers, Sanmina and Solectron, to build some of our printed circuit boards, chassis and subassemblies and, in most cases, to complete final assembly and testing of our products. Our current reliance on two manufacturers could result in the absence of adequate capacity to meet our customers' needs. In addition, we could experience unavailability of, or interruptions in, access to certain process technologies, as well as reduced control over delivery schedules, manufacturing yields, quality and costs. It is also possible that Sanmina's or Solectron's manufacturing capabilities may not be available to us when needed, or that it may not be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. If Sanmina or Solectron are unable or unwilling to continue manufacturing our components in required volumes, or to our quality specifications, or if we develop new technologies requiring components which Sanmina or Solectron are incapable of manufacturing, we will have to identify acceptable alternative manufacturers. Alternative manufacturers, however, may not be available. Any significant interruption in the supply of products could result in our inability to adequately meet our customers' demands, which in turn could harm our sales.

BECAUSE A SIGNIFICANT AND INCREASING PERCENTAGE OF OUR REVENUES COMES FROM SALES OUTSIDE THE U. S., WE ARE SUBJECT TO A NUMBER OF RISKS SPECIFIC TO THE INTERNATIONAL MARKETS IN WHICH WE OPERATE.

         Revenues from customers outside of the U. S. accounted for about 12% of our total revenues for the year ended December 31, 1999, and 17% of our total revenues for the nine months ended September 30, 2000. As a part of our strategy, we intend to expand our sales in international markets. Sales to international markets have the following material risks:

     -    longer receivables collection periods;
     -    potential increase in political and economic instability;
     -    difficulties and costs of staffing and managing foreign operations;
     - difficulties in enforcing our rights and agreements through non-U.S. legal systems;
     -    unexpected changes in regulatory requirements;
     -    changes in import or export licensing requirements;
     -    foreign currency exchange rate fluctuations;
     -    reduced protection for intellectual property rights in some countries;
          and
     - currency fluctuations, which could cause our products, the prices of which are denominated in U.S. dollars, to become relatively more expensive for non-U.S.

         customers and reduce demand for our products.

         We also utilize product development and other resources in order to meet regulatory and technical requirements of countries into which we sell our products. We depend on sales of our products in these markets to offset the costs associated with developing products for these markets. If we are unable to generate sufficient sales to offset these expenses, our profitability will suffer.

         We can give no assurance that non-U.S. markets for our products will continue to develop or develop at the rate we expect. Any failure of these markets to develop, or our failure to increase sales to customers outside of the U.S., could harm our results of operations and the price of our common stock.

THE ABILITY OF NORTEL NETWORKS TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR AFFAIRS COULD AFFECT OUR ABILITY TO IMPLEMENT SUCCESSFUL STRATEGIC AND OPERATIONAL INITIATIVES.

         We were formed by means of a contribution agreement among Nortel Networks Corporation, its subsidiary Nortel Networks Inc., and us. Under this agreement, we issued Nortel Networks Inc. 15,384,614 shares of our common stock. Prior to the closing of our IPO on October 4, 2000, Nortel Networks Inc. transferred 8,948,770 shares of our common stock, and a warrant for 51,230 shares of our capital stock, to its parent, Nortel Networks Limited. Messrs. Manley and Reid, appointed by Nortel Networks to our board of directors, are executives of Nortel Networks. Although Nortel Networks Limited sold 1,000,000 shares of our common stock in the IPO, the Nortel Networks entities still own approximately 46%, or 14,435,845 shares, of our common stock, including the 51,230 shares of our common stock that are issuable upon exercise of the warrant transferred to Nortel Networks Limited. Because of this level of ownership, and because of their board representation, the Nortel Networks entities continue to have the ability to exercise significant control over our affairs. There also may be conflicts of interest between Nortel Networks and us with respect to acquisitions, financings and other corporate opportunities. Nortel Networks' ability to exercise significant control could have the effect of delaying or preventing a change in control of Elastic Networks and other strategic and operational initiatives, which could harm our business and the price of our common stock.

AN INTERRUPTION OR DISSOLUTION OF ANY ONE OF OUR RELATIONSHIPS WITH NORTEL NETWORKS COULD SIGNIFICANTLY HARM OUR BUSINESS AND FINANCIAL CONDITION.

         We have entered into various agreements and relationships with Nortel Networks, including a distribution arrangement under which they have agreed to market and distribute our products. We cannot predict whether Nortel Networks will continue to market and distribute our products or perform its other obligations under this or our other agreements.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY, OR IF OTHERS USE OUR INTELLECTUAL PROPERTY WITHOUT OUR PERMISSION, OUR COMPETITIVE POSITION MAY SUFFER.

         Our ability to compete and be successful is based, in part, on our intellectual property. We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and other intellectual property. We require employees and consultants and, when possible, suppliers, manufacturers and distributors, to sign confidentiality agreements. However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and other intellectual property, or that our competitors will not independently develop technologies or other intellectual property that are substantially equivalent or superior to ours. In addition, the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S. If our intellectual property rights are not protected, our business may suffer. For instance, an opposition to our registration of the trademark "YesWare" was filed on June 12, 2000. We are currently assessing this opposition to determine the effect, if any, that this opposition may have if it is successful. If the opposition succeeds, we will not be able to register this trademark and may be required to rename our YesWare product or license the trademark from the opposing party. If we have to bring a lawsuit against another entity that infringes or misappropriates any of our intellectual property, we would likely have to divert significant resources, both financial and human, in prosecuting the lawsuit. We own U.S. patent number 5,912,895, titled "Information Network Access Apparatus and Methods for Communicating Information Packets via Telephone Lines." This patent issued on June 15, 1999 and expires on May 1, 2016. We also have exclusive and non-exclusive licenses from Nortel Networks to other technologies that we use in our business. However, our rights to our patent and to all of these licensed technologies are subject to various licenses that Nortel Networks, as the original owner, granted to other companies prior to May 12, 1999. Therefore, we cannot assure you that our rights to these technologies will allow us to prevent these companies and their licensees from using these technologies.

         In addition, we have granted back to Nortel Networks licenses to these technologies and to all improvements that we may acquire or make to these technologies. We have also granted Nortel Networks a license to any patents that we own, acquire, or result from our filing applications or from obtaining a license, during any period that Nortel Networks owns more than 50% of our voting securities. Although these licenses are subject to Nortel Networks' obligation not to compete with us with respect to EtherLoop-TM-based products through May 12, 2002, there will be no contractual restrictions on Nortel Networks' ability to engage in competitive activities with respect to EtherLoop-TM- based products after that date.

         Also, from time to time, we may desire or be required to obtain or renew licenses from other parties in order to further develop and market commercially viable products and for other business purposes. There can be no assurance that the necessary licenses will be available upon acceptable terms, if at all. Our failure to obtain these licenses, or to protect and prevent the misappropriation of our intellectual property, could significantly harm our competitive position.

DUE TO THE INTEGRATION OF OUR INTELLECTUAL PROPERTY WITH THIRD-PARTY TECHNOLOGIES IN OUR PRODUCT OFFERINGS, WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT WOULD BE COSTLY TO DEFEND AND COULD HARM OUR BUSINESS AND ABILITY TO COMPETE.

         Because our products integrate our intellectual property and third party technologies, we may be subject to the risk of adverse claims and litigation alleging that our products, technologies and other intellectual property, as well as those of our licensors, infringe the intellectual property rights of others. Any of these claims could require us to pay damages or settlement amounts and could require us to develop non-infringing intellectual property or acquire licenses to the intellectual property that is the subject of asserted infringement claims. This could result in product delays or increased costs, either of which could harm our ability to compete and our profitability.

          In addition, the cost of defending any litigation and resulting distraction of our management resources could harm our ability to generate and implement successful business strategies.

WE BELIEVE THAT SIGNIFICANT EXPANSION OF OUR BUSINESS WILL BE REQUIRED FOR OUR COMPANY TO SUCCEED, AND IF WE FAIL TO MANAGE THIS EXPANSION EFFECTIVELY, OUR BUSINESS AND STOCK PRICE WILL SUFFER.

         We have rapidly and significantly expanded our operations since 1998. We believe that further significant expansion will be required to address potential growth in our client base and market opportunities in order for us to be successful. From May 13, 1999 to October 31, 2000, we increased the number of employees from 58 to 175. To manage the expected growth of our operations and personnel, we will be required to:

     - improve existing and implement new operational, financial and management controls, reporting systems and procedures;
     -    install new management information systems;
     - successfully integrate any companies, technologies or products that we may acquire; and
     - train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

         If we are not able to manage our growth and its related costs effectively, it will be difficult to support our future operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCKHOLDERS; IF WE ARE UNABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN.

         If our existing cash balances after the completion of our IPO and cash flows from operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of pre-existing stockholders will be reduced. If additional funds are raised through the issuance of debt or preferred equity securities, these securities would have rights, preferences and privileges senior to those of the common stock. Furthermore, the terms of any debt could impose restrictions on our operations. If adequate funds are not available on acceptable terms, or are not available at all, we may not be able to take advantage of market opportunities, develop new products or otherwise respond to competitive pressures.

DUE TO A HIGH LEVEL OF STOCK OWNERSHIP, MANAGEMENT AND SOME OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AFFAIRS, WHICH COULD NEGATIVELY IMPACT OUR OTHER STOCKHOLDERS' POTENTIAL RETURN ON INVESTMENT.

         Immediately after our IPO, our executive officers, directors and 5% or greater stockholders, and their affiliates, owned an aggregate of approximately 63% of our outstanding common stock. These stockholders, if acting together, will be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of ownership may have the effect of delaying, deterring or preventing a change in control of Elastic Networks, which could prevent our stockholders from receiving a premium for their common stock as part of any merger or other business combination.

OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL.

         Upon the closing of our IPO, our certificate of incorporation and bylaws were amended to provide for a classified board of directors and to restrict our stockholders from acting without a meeting. These provisions may make some corporate actions more difficult and might delay or prevent a change in control. Further, our board of directors now has the ability to issue up to
25.0 million shares of preferred stock with certain rights, preferences, privileges and restrictions, including voting rights that could be senior to those of our common stock. New preferred stock might also be used to make acquiring control of us more difficult. We have no current plans to issue shares of preferred stock. We will also indemnify officers and directors against losses incurred in legal proceedings to the broadest extent permitted by Delaware law.

OUR MARKET IS SUBJECT TO RAPID CHANGES IN INDUSTRY STANDARDS AND TECHNOLOGY, AND IF WE FAIL TO CONTINUALLY MAKE NEW PRODUCT INTRODUCTIONS AND ENHANCEMENTS, OUR ABILITY TO EFFECTIVELY COMPETE WILL SUFFER.

         The market for high-speed access products is characterized by rapid technological developments, frequent enhancements to existing products, new product introductions, changes in end user requirements and evolving industry standards. Any technological advancements, whether in DSL or otherwise, or product introductions that provide faster access, greater reliability, increased cost-effectiveness or other advantages over our technology, could render our product line obsolete. We cannot assure you that we will be able to respond quickly and effectively to any of these changes or challenges. Moreover, in order to respond quickly and effectively to all of these changes and challenges, we must continually make investments in the development of new technologies and the further advancement of our current technologies. However, the nature and quantity of these investments cannot be definitively predicted, and we may not have sufficient resources to make these investments.

         Even if we are able to make the necessary investments, the development of new or enhanced products or technologies is a complex and uncertain process requiring the accurate anticipation of technological and market trends. We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new or enhanced products or technologies. The introduction of new or enhanced products or technologies also requires that we manage the transition from older products or technologies in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. We may not be able to successfully develop or introduce, or manage the transition to, these new products. Furthermore, despite testing by our contract manufacturers and us, any of these new or enhanced products or technologies may contain undetected or unresolved errors when they are first introduced or as new versions are released.

         To the extent that we are unable to effectively address these technological changes and challenges, our business, financial condition, results of operations and the price of our common stock could be harmed.

OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS, TECHNOLOGY AND BUSINESS MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

         The market for high-speed access products is highly competitive, and we expect that it will become increasingly competitive in the future. In addition to facing competition from providers of DSL based products, our products currently compete with products using other technologies. Our most direct competitors include Alcatel USA, Inc., Cisco Systems, Inc., Copper Mountain Networks, Inc., Lucent Technologies Inc., Nokia Corporation, Nortel Networks and Tut Systems, Inc. In addition, due to the rapidly evolving nature of the market in which we compete, additional competitors, including other large telecommunications equipment manufacturers, as well as smaller companies, may enter our markets and further intensify competition. These and our other competitors may foresee the course of market developments more accurately than we do.

         In addition, many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources than we do, such as AT&T and Time Warner in the cable broadband market. The products and technologies offered by these competitors may provide faster access and higher reliability than ours, and prove more cost-effective for some end users.

         Commercial acceptance of any one of these competing solutions could decrease the demand for our products, result in our loss of market share and reduce average selling prices and the profit margins associated with our products.

OUR COMPANY, OUR PRODUCTS AND OUR CUSTOMERS ARE SUBJECT TO GOVERNMENT REGULATIONS, AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS THAT COULD NEGATIVELY IMPACT OUR PRODUCTS, OUR CUSTOMERS OR US COULD HARM OUR BUSINESS.

         The Federal Communications Commission ("FCC") regulates the telecommunications industry, including our company, our products and our customers. The adoption of new FCC regulations affecting the broadband access industry, our customers or our products may harm our business. For example, FCC policies that affect the availability of data and Internet services may impede our customers' penetration into certain markets or affect the prices they charge. In turn, this may reduce their orders for our products.

         In addition, international regulatory bodies are beginning to adopt regulations and standards for the communications industry. These regulations and standards may require us to make engineering or functional changes to our products, or changes to our marketing and selling practices. Delays caused by changes in our products or practices undertaken to comply with state, national and international regulatory requirements may result in order cancellations or postponements of product purchases by our customers, which could harm our sales and our reputation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) Our amended and restated certificate of incorporation, as well as our bylaws, which collectively set forth the rights of the holders of our common stock, were materially modified on October 4, 2000 in connection with the IPO. They were replaced with our second amended and restated certificate of incorporation and our amended and restated bylaws, respectively, each of which are set forth as exhibits to this Report. Our second amended and restated certificate of incorporation restricts our stockholders from acting without a meeting and contains certain provisions that may make some corporate actions more difficult and that may delay or prevent a change of control of the Company. Further, our board of directors now has the ability to issue up to 25.0 million shares of preferred stock with rights and preferences senior to those of our common stock. Our amended and restated bylaws restrict our stockholders from acting without a meeting.

(d) The IPO commenced on September 29, 2000 and the Company's Registration Statement on Form S-1 (Registration No. 333-40500), filed with the SEC in connection therewith, was declared effective as of September 28, 2000. The IPO terminated after all of the securities offered therein were sold. Chase H&Q, Robertson Stephens and UBS Warburg LLC served as managing underwriters in the IPO. The title of the securities registered in connection with the IPO is common stock, $.01 par value per share (the "Common Stock"). The Company registered the sale of 6,800,000 shares of Common Stock, all of which were offered and sold in the IPO at an aggregate offering price of $88.4 million. The only selling security holder in the IPO registered the sale of 1,000,000 shares of Common Stock, all of which were offered and sold in the IPO at an aggregate offering price of $13.0 million. Although the Company incurred no expenses in connection with the IPO during the period commencing on the effective date of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) and ended September 30, 2000, as of October 31, 2000, the Company had incurred approximately $6.2 million in underwriting discounts and commissions and approximately $1.3 million in other expenses in connection with the IPO. None of these expenses consisted of direct or indirect payments to directors, officers or general partners of the Company or their associates, or to any of the Company's affiliates or to persons owning 10% or more of any class of the Company's equity securities. Proceeds to the Company from the IPO, net of aggregate expenses, were approximately $80.9 million. The Company used approximately $6.0 million of the net proceeds from the IPO to repay borrowings made under two secured promissory notes issued on August 4, 2000 to entities owning 10% or more of our Common Stock. The Company did not receive any proceeds from the IPO prior to October 4, 2000; however, the Company expects to use approximately $20.0 million of the remaining net IPO proceeds to fund the expansion of its business, approximately $20.0 million to fund its anticipated operating deficits and the remainder for other working capital needs and general corporate purposes. As part of our ongoing corporate development activities, we expect we will consider acquisition opportunities, and may use a portion of the net proceeds to acquire complementary businesses, products or technologies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 3, 2000, all 24 stockholders of the Company unanimously executed a written consent, pursuant to which the following resolutions were duly adopted in accordance with Section 228 of the General Corporation Law of the State of Delaware:

     - The approval and consent to the Company's implementation of a $10.0 million bridge loan financing transaction and to all transactions contemplated thereby (collectively the "Bridge Loan");

     - The amendment of the Company's then current amended and restated certificate of incorporation in order to implement the Bridge Loan; and

     - The increase in the total number of authorized shares of the Company's preferred stock in order to implement the Bridge Loan.

         On August 18, 2000, 23 of the 24 stockholders of the Company executed a written consent, pursuant to which the following resolutions were duly adopted in accordance with Section 228 of the General Corporation Law of the State of Delaware:

     - The amendment of the Company's then current amended and restated certificate of incorporation in order to implement the IPO;

     - The amendment of the Company's then current bylaws in order to implement the IPO;

     - The increase in the total number of shares of the Company's Common Stock reserved for issuance under its 1999 Stock Incentive Plan; and

     - The ratification of prior actions taken by the officers and directors of the Company in connection with the implementation of the IPO.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.

            (3)(i) Form of Second Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.

            (3)(ii) Form of Amended and Restated Bylaws of the Company is
                    incorporated herein by reference to Exhibit 3.2 of the Company's

                    Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.

            (4) Specimen Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.

           (27)     Financial Data Schedule.

        (b) REPORTS ON FORM 8-K.

            No reports on Form 8-K were filed during third quarter 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ELASTIC NETWORKS INC.
                                        (Registrant)



Date:  November 13, 2000            /s/ Guy D. Gill
                                    -----------------------------
                                    Guy D. Gill
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (principal executive officer)

Date:  November 13, 2000            /s/ Kevin D. Elop
                                    -----------------------------
                                    Kevin D. Elop
                                    Chief Financial Officer, Secretary and
                                    Treasurer
                                    (principal financial and accounting officer)
