Form 10-K
period 2000-12-31
ELASTIC NETWORKS INC
filed 2001-03-29
CIK 1088242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-16147

ELASTIC NETWORKS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2418576 (I.R.S. Employer Identification No.)
6120 Windward Parkway, Suite 100, Alpharetta, Georgia (Address of principal executive offices)	30005 (Zip Code)

Registrant's telephone number, including area code (678) 297-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 20, 2001, was approximately $31,496,225 (based on the closing price for shares of the registrant's Common Stock as reported by the Nasdaq National Market for the last trading day prior to that date).

   The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of March 19, 2001, was 31,399,791.

DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Elastic Networks Inc.'s 2000 Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated herein by reference into Part II, Items 5-8, and Part IV, Item 14. Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference into Part III, Items 10-13.

PART I

Item 1. Business.

FORWARD-LOOKING STATEMENTS

    Certain of the statements contained in this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described herein. With respect to such forward-looking statements, Elastic Networks Inc. (the "Company"), seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Additional information concerning these risks and uncertainties is set forth in the section titled "Risk Factors" on page 8 of this Report. The risk factor discussion contained therein is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. It is not intended to represent a complete list of all risks and uncertainties inherent in the Company's business.

OVERVIEW

    The Company designs, develops and markets high-speed, broadband communications products that enable service providers to deliver easy to deploy and cost-effective broadband access solutions to their customers over the existing copper telephone wire infrastructure. The Company designs products based on its patented EtherLoop technology to deliver a next generation access solution. EtherLoop's advantages overcome many of the deployment, performance, cost and quality of service limitations of conventional Digital Subscriber Line ("DSL") technologies.

    The Company was formed in January 1997 as a division of Nortel Networks Inc. Through mid 1999, its operating activities related primarily to developing its EtherLoop technology and complementary software, building and testing prototype products, building its technical support infrastructure, staffing its sales and marketing organization and establishing relationships with its customers. To date, the Company's revenues have been generated principally from sales of its first generation Internet Protocol ("IP") DSL access multiplexers (each a "DSLAM"), which connect broadband modem signals with the Internet, its Elite broadband modems, and to a lesser extent, its complementary software.

    The Company sells its products directly to domestic and international service providers for deployment in various environments, such as central offices to reach business and residential users, or on any premises where multiple end users are located, including hotels, multi-tenant business complexes, apartment buildings, condominiums and university campuses. In addition to its direct selling efforts, the Company has distribution arrangements in place with companies such as Nortel Networks Inc. and Keval On-Line Technology, Ltd. that allow it to expand its market presence. For a discussion regarding financial information about geographic areas in which the Company operates, please see note 13 of the notes to the Company's financial statements included in the Company's 2000 Annual Report to Stockholders.

    Sales of the Company's IP DSLAMs, servers and broadband modems accounted, in the aggregate, for approximately 97% and 99% of total revenues for the years ended December 31, 2000 and 1999, respectively. The Company operates through a single business segment. For information regarding the Company's total assets, see the "Financial Highlights" included on page 13 to the Company's 2000 Annual Report to Stockholders.

    The Company is currently pursuing a revenue diversification strategy consisting of initially focusing on the in-building/multi-tenant unit ("MTU") market, followed by targeted expansion into the carrier and international markets. As the Company continues to expand its customer relationships in 2001, it anticipates existing customers will represent a smaller percentage of its revenues commencing in the first half of 2001. The Company began limited shipment of its first release DSLAM, the ELMo 8, in the second quarter of 1999. The Company began shipping the ELMo 120 in the third quarter of 1999. In the fourth quarter of 2000, the Company introduced the Storm System family of broadband access equipment. The Company's revenues during fiscal 2000 from the Storm System family of products were primarily from the sales of its BitStorm 1900 IP DSLAM, and to a lesser extent, from the sales of the Microburst Remote IP

DSLAM. The Company's gross margin on sales of its products was positive during the fiscal year ended December 31, 2000, and gross margins are expected to increase in the future as the Company lowers the cost of its existing products, further offers the sale of its Storm System family of products and increases its licensing revenues.

    The Company expects to continue to invest in product enhancements and new product development in order to increase bandwidth and functionality and decrease cost. Additionally, the Company plans to pursue both an OEM licensing strategy for its broadband modems and a technology licensing strategy for its software and patented EtherLoop technology. These licensing strategies are primarily intended to accelerate its market penetration and to increase its gross margin. As part of the Company's ongoing strategy of international expansion, the Company opened offices in offices in Toronto, Canada and Hong Kong, China during the fourth quarter of 2000.

    During the fiscal year ended December 31, 2000, the Company also successfully completed a number of financing initiatives designed to fund its operations and capital expenditures. Specifically, on February 14, 2000, the Company sold shares of its Series B Redeemable Convertible Participating Preferred Stock for $20.9 million. On August 4, 2000, the Company borrowed $4.0 million under two secured promissory notes issued to two of its stockholders. On September 15, 2000, the Company borrowed an additional $1.0 million under each of these notes, for a total of $6.0 million. The Company also issued warrants to these stockholders to purchase an aggregate of 102,460 shares of its Common Stock. As of December 31, 2000, neither of these warrants had been exercised. All borrowings under the notes were repaid in full on October 5, 2000, including interest, and additional new borrowings under these notes are no longer available to the Company. All security interests on the Company's assets that were established in connection with these two notes were extinguished upon repayment. Finally, on October 4, 2000, the Company completed its initial public offering for the sale of 6.8 million shares of Common Stock at a price to the public of $13 per share (the "IPO"), which resulted in proceeds of $80.3 million to the Company, net of aggregate expenses. Upon the closing of the IPO, all shares of the Company's Series A and B Redeemable Convertible Participating Preferred Stock were converted into an aggregate of 9.1 million shares of Common Stock.

Results of Operations

    The following table sets forth, as a percentage of total revenues, certain operating data for the periods indicated:

	Year Ended December 31,
	2000	1999	1998
Total revenues	100%	100%	100%
Cost of revenues	90	174	921

Gross profit (loss)	10	(74)	(821)
Operating expenses: [1]
Sales and marketing	38	63	1,473
Research and development	31	91	3,515
General and administrative	39	26	727

Total operating expenses	108	180	5,715

Operating loss	(98)	(254)	(6,536)
Other income, net [2]	1	2	—

Net loss	(97%)	(252%)	(6,536%)

[1]
Includes non-cash stock compensation expenses in 2000 and 1999.

[2]
Includes non-cash stock based financing expenses in 2000.

Manufacturing and Raw Materials

    The Company currently outsources its manufacturing and supply chain management operations to Sanmina Corporation and Solectron Corporation. Both Sanmina and Solectron conduct manufacturing engineering, quality assurance, program management and product repairs. For this reason, a significant portion of its cost of revenues consists of payments to contract manufacturers. If the Company ceases its relationship with either Sanmina or Solectron, it may be responsible for purchasing some of their raw material inventory used to manufacture its products.

    Although the Company generally uses standard parts and components for its products, such products contain several key components that are purchased from single source suppliers: line driver chips from Texas Instruments Incorporated, power supplies from Astec America Inc. and system processor chips from Motorola, Inc.

Research and Development

    The Company continually reviews and evaluates technological changes affecting the telecommunications market and invests in research and development to address those changes. The Company is committed to an ongoing program of new product development that combines internal development efforts and licensing arrangements for new products and technologies from other sources.

    The Company has focused its recent research and development expenditures on four areas: application specific integrated circuit chip development for increased bandwidth of its EtherLoop technology of 10 Mbps and above, advanced IP switching techniques, high-speed access connectivity devices and enhanced communications software.

    Research and development expenses were $12.2 million, $7.5 million and $8.2 million in the years ended December 31, 2000, 1999 and 1998, respectively. The Company intends to increase its investment in research and development in the future.

Customers

    The Company targets its sales efforts to various categories of service providers operating in the market for high-speed access, both in the United States and internationally. To date, customer installations have ranged from in-building applications, including hotels, apartment buildings and university campuses, to service providers' central office locations used to reach both business and residential users.

    In 2000, sales to Keval On-Line Technology, Ltd. and Nortel Networks represented 28.7% of the Company's revenues. Sales to Keval accounted for 16.8% of the Company's revenues and sales to Nortel Networks accounted for 11.9% of the Company's revenues during that period. In fourth quarter 2000, the Company entered into a distribution arrangement with Keval, and in September 2000, the Company amended its distribution agreement with Nortel Networks. For a discussion regarding the Company's amended distribution relationship with Nortel Networks, see "Certain Relationships and Related Transactions" on page 27 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Competition

    The Company operates in the highly competitive telecommunications access industry. The Company believes that competition may increase substantially with the introduction of new technologies, deployment of new broadband communications networks and potential changes in the regulatory environment which may create new opportunities for established and emerging companies. The Company's current and prospective competitors include many large companies that have substantially greater operating histories, market presence, financial, technical, marketing and other resources than the Company. The Company currently competes directly or indirectly with various providers of telecommunications technology, including Alcatel, Cisco Systems, Copper Mountain, Lucent Technologies, Nokia, Nortel Networks and Tut Systems.

    In addition, DSL technology competes with alternative access technologies, such as integrated services digital network, or ISDN, T-1 digital transmission technology, fiber optics and cable and wireless solutions. Each of these technologies utilizes alternative transmission methods, and each has advantages over, and disadvantages to, DSL technology. Depending on the technology platform, the advantages can include higher speed transmission, a more extensive network, a broader base of existing customers and easier installation. Providers of such alternative technologies include AT&T and AOL/Time Warner, each of which has made significant investments in technology and assets for broadband cable Internet access.

    However, each of these alternative technologies also has disadvantages to DSL, such as shared bandwidth, which results in security issues, and decreasing transmission speeds and service reliability. These disadvantages, in turn, result in higher installation and deployment costs. As these alternative technologies continue to develop and grow, each will exert increasing competitive pressure on the Company, which could slow the Company's growth and reduce its market share, revenues and profits.

    The rapid technological developments within the telecommunications industry have resulted in frequent changes in the Company's competitors. The principal competitive factors in the Company's market include:

  •
  system reliability and performance;

  •
  key product features, such as bandwidth and distance;

  •
  ease of installation and use;

  •
  standards compliance;

  •
  technical support and customer service; and

  •
  price.

Intellectual Property

    The Company relies on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect its technology and proprietary rights. The Company requires employees and consultants and, when possible, suppliers and distributors, to sign confidentiality agreements. However, the Company cannot assure you that its process and controls will be sufficient to prevent misappropriation of the Company's technology and proprietary rights and information, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's. In addition, the laws of many foreign countries do not protect the Company's intellectual property to the same extent as the laws of the United States. From time to time, the Company may desire or be required to renew or obtain licenses from other parties in order to further develop and market commercially viable products. There can be no assurance that any necessary licenses will be available upon acceptable terms.

    Patents and patent licenses.  The Company owns U.S. patent number 5,912,895, titled "Information Network Access Apparatus and Methods for Communicating Information Packets via Telephone Lines," which generally covers the communication of Ethernet data frames between modems by using a technology that transmits data in small packets sent in intervals instead of as a continuous signal, and a technology for avoiding signal interference within the transmission line. This patent issued on June 15, 1999 and expires on May 1, 2016. Australia has also granted the Company a patent on this technology and the Company has applied for patents in Canada, Japan and the European Community. The Company's rights to this patent are subject to certain licenses that Nortel Networks, as the original owner, granted to other parties prior to May 12, 1999. Although the Company has granted back to Nortel Networks a license to practice the patented technology, Nortel Networks has agreed not to compete with the Company by practicing this technology prior to May 12, 2002. The Company has also granted Nortel Networks a license to all improvements to this patented technology that the Company may make or acquire. Nortel Networks does not have the right to sublicense this technology except in limited circumstances such as when Nortel Networks resells the Company's products containing the technology.

    The Company also has exclusive licenses from Nortel Networks to two patent pending technologies and non-exclusive licenses to two patent pending technologies, to two other patented technologies and to one technology for which no patent is pending, all of which the Company uses in its business. The exclusive licenses are subject to certain licenses that Nortel Networks, as the original owner, granted to other parties prior to May 12, 1999. In addition, the Company has granted Nortel Networks a license, with a limited right to grant sublicenses, to the technologies covered by all of these licenses and to any improvements to these technologies that the Company may acquire or make. The Company has also granted Nortel Networks a license to any patents that the Company owns, acquires, or that result from the Company filing applications or from it obtaining a license, during any period that Nortel Networks owns more than 50% of the Company's voting securities. Both of these licenses to Nortel Networks are subject to their obligation not to compete with the Company with respect to EtherLoop-based products prior to May 12, 2002. The exclusivity provisions of the exclusive licenses granted to the Company by Nortel Networks expire after May 12, 2004, after which time the Company's licenses become non-exclusive. These licenses expire on the dates the patents expire, unless the patents earlier terminate, or upon termination of the license arrangements. The license arrangements may be terminated by either party upon a material breach, or by Nortel Networks if the Company becomes insolvent or bankrupt.

    Trademarks.  The Company has a United States trademark registration on the mark ELMo and a Canadian trademark registration on the mark EtherLoop. The Company also has pending United States and foreign trademark applications for its other marks. The Company also claims common law protection for all its marks, including, but not limited to, Elastic Networks, Elastic, EtherLoop, the Elastic logo, ELMo, Elite, Spectrum Manager, YesWare, Storm System, BitStorm, MicroBurst, eSled, StormPort, StormTracker, the YesWare logo, Interproxy, No Boundaries, Speed Up America, StormSurge, StormWare, and High Speed Connectivity, which are all the sole property of the Company.

    An opposition to the Company's registration of the trademark "YesWare" was filed on June 12, 2000. The Company is currently assessing this opposition to determine the effect, if any, this may have if it is successful. If this opposition succeeds, the Company will not be able to register this trademark and may be required to rename the YesWare product or license the trademark from the opposing party.

Employees

    As of February 28, 2001, the Company employed approximately 170 full time employees. None of the Company's employees is represented by a labor union. The Company has no collective bargaining agreements and the Company believes its relations with its employees are good.

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

WE HAVE INCURRED NET LOSSES SINCE WE WERE FORMED AND EXPECT TO INCUR FUTURE LOSSES.

    From inception through December 31, 2000, we incurred net losses totaling approximately $79.3 million. As of December 31, 2000, we had an accumulated deficit of $51.2 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes, which may be fixed in the short term. As a result, we expect to continue to incur losses in 2001, as well as in future years. Our ability to increase revenues, and achieve and maintain profitability in the future, will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new and enhanced versions of our existing products into the marketplace. We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

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

  •
  variations in market acceptance of our products and in the timing and size of customer orders and shipments;

  •
  changes in the mix of our product offerings and sales channels;

  •
  competitive market conditions, such as pricing policies, timing and acceptance of new and enhanced product introductions by us, our customers or our competitors, including introductions of alternative technologies;

  •
  changes in our operating expenses, including the costs of our products' components;

  •
  our ability to meet and maintain production volumes and ship products in a timely manner; and

  •
  other general economic factors, as well as those specific to the telecommunications industry.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF, OR REDUCTION IN PURCHASES FROM ANY ONE OF THEM COULD SIGNIFICANTLY HARM OUR BUSINESS.

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

OUR DEPENDENCE ON TWO CONTRACT MANUFACTURERS COULD RESULT IN PRODUCT DELIVERY DELAYS.

    We currently use two contract manufacturers, Sanmina Corporation and Solectron Corporation, to build some of our printed circuit boards, chassis and subassemblies and, in most cases, to complete final assembly and testing of our products. Our current reliance on two manufacturers could result in the absence of adequate capacity to meet our customers' needs. In addition, we could experience unavailability of, or interruptions in, access to certain process technologies, as well as reduced control over delivery schedules, manufacturing yields, quality and costs. It is also possible that Sanmina's or Solectron's manufacturing capabilities may not be available to us when needed, or that they may not be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all. If Sanmina or Solectron are unable or unwilling to continue manufacturing our components in required volumes, or to our quality specifications, or if we develop new technologies requiring components which Sanmina or Solectron are incapable of manufacturing, we will have to identify acceptable alternative manufacturers. Alternative manufacturers, however, may not be available. Any significant interruption in the supply of products could result in our inability to adequately meet our customers' demands, which in turn could harm our sales.

BECAUSE A SIGNIFICANT AND INCREASING PERCENTAGE OF OUR REVENUES COMES FROM SALES OUTSIDE THE U.S., WE ARE SUBJECT TO A NUMBER OF RISKS SPECIFIC TO THE INTERNATIONAL MARKETS IN WHICH WE OPERATE.

    Revenues from customers outside of the U. S. accounted for about 12% of our total revenues for the year ended December 31, 1999, and 27% of our total revenues for the year ended December 31, 2000. As a part of our strategy, we intend to expand our sales in international markets. Sales to international markets have the following material risks:

  •
  longer receivables collection periods;

  •
  potential increase in political and economic instability;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  difficulties in enforcing our rights and agreements through non-U.S. legal systems;

  •
  unexpected changes in regulatory requirements;

  •
  changes in import or export licensing requirements;

  •
  foreign currency exchange rate fluctuations;

  •
  reduced protection for intellectual property rights in some countries; and

  •
  currency fluctuations, which could cause our products, the prices of which are denominated in U.S. dollars, to become relatively more expensive for non-U.S. customers and reduce demand for our products.

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

    We were formed by means of a contribution agreement among Nortel Networks Corporation, its subsidiary Nortel Networks Inc., and us. Under this agreement, we issued Nortel Networks Inc. 15,384,614 shares of our Common Stock. Prior to the closing of our IPO on October 4, 2000, Nortel Networks Inc. transferred 8,948,770 shares of our Common Stock, and a warrant for 51,230 shares of our Common Stock, to its parent, Nortel Networks Limited. Nortel Networks Limited sold 1,000,000 shares of our Common Stock in the IPO and on December 28, 2000, Nortel Networks Inc. reacquired 7,948,770 shares of our Common Stock, and the warrant for 51,230 shares of our Common Stock, from Nortel Networks Limited. Accordingly, Nortel Networks Inc. owns approximately 46%, or 14,435,845 shares, of our Common Stock, including the 51,230 shares of our Common Stock that are issuable upon exercise of the warrant described above. Messrs. Manley and Reid, appointed by Nortel Networks to our board of directors, are executives of Nortel Networks. Because of its level of ownership, and because of its board representation, Nortel Networks continues to have the ability to exercise significant control over our affairs. There also may be conflicts of interest between Nortel Networks and us with respect to acquisitions, financings and other corporate opportunities. Nortel Networks' ability to exercise significant control could have the effect of delaying or preventing a change in control of Elastic Networks and other strategic and operational initiatives, which could harm our business and the price of our Common Stock.

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

    In addition, we have granted back to Nortel Networks licenses to these technologies and to all improvements that we may acquire or make to these technologies. We have also granted Nortel Networks a license to any patents that we own, acquire, or result from our filing applications or from obtaining a license, during any period that Nortel Networks owns more than 50% of our voting securities. Although these licenses are subject to Nortel Networks' obligation not to compete with us with respect to EtherLoop based products through May 12, 2002, there will be no contractual restrictions on Nortel Networks' ability to engage in competitive activities with respect to EtherLoop based products after that date.

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

    We have rapidly and significantly expanded our operations since 1998. We believe that further significant expansion will be required to address potential growth in our client base and market opportunities in order for us to be successful. From May 13, 1999 to February 28, 2001, we increased the number of employees from 58 to 170. To manage the expected growth of our operations and personnel, we will be required to:

  •
  improve existing and implement new operational, financial and management controls, reporting systems and procedures;

  •
  install new management information systems;

  •
  successfully integrate any companies, technologies or products that we may acquire; and

  •
  train, motivate and manage our sales and marketing, engineering, technical and customer support employees.

    If we are not able to manage our growth and its related costs effectively, it will be difficult to support our future operations.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH COULD ADVERSELY AFFECT OUR STOCKHOLDERS; IF WE ARE UNABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN.

    If our existing cash balances and cash flows from operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of pre-existing stockholders will be reduced. If additional funds are raised through the issuance of debt or preferred equity securities, these securities would have rights, preferences and privileges senior to those of the Common Stock. Furthermore, the terms of any debt could impose restrictions on our operations. If adequate funds are not available on acceptable terms, or are not available at all, we may not be able to take advantage of market opportunities, develop new products or otherwise respond to competitive pressures.

DUE TO A HIGH LEVEL OF STOCK OWNERSHIP, MANAGEMENT AND SOME OF OUR STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AFFAIRS, WHICH COULD NEGATIVELY IMPACT OUR OTHER STOCKHOLDERS' POTENTIAL RETURN ON INVESTMENT.

    Our executive officers, directors and 5% or greater stockholders, and their affiliates, currently own an aggregate of approximately 66% of our outstanding Common Stock. These stockholders, if acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. This concentration of ownership may have the effect of delaying, deterring or preventing a change in control of Elastic Networks, which could prevent our stockholders from receiving a premium for their Common Stock as part of any merger or other business combination.

OUR CERTIFICATE OF INCORPORATION, OUR BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DELAY OR PREVENT A CHANGE IN CONTROL.

    Our certificate of incorporation and bylaws provide for a classified board of directors and restrict our stockholders from acting without a meeting. These provisions may make some corporate actions more difficult and might delay or prevent a change in control. Further, our board of directors has the ability to issue up to 25.0 million shares of preferred stock with certain rights, preferences, privileges and restrictions, including voting rights, that could be senior to those of our Common Stock. New preferred stock might also be used to make acquiring control of us more difficult. We will also indemnify officers and directors against losses incurred in legal proceedings to the broadest extent permitted by Delaware law.

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

    In addition, many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, and financial and other resources than we do, such as AT&T and AOL/Time Warner in the cable broadband market. The products and technologies offered by these competitors may provide faster access and higher reliability than ours, and prove more cost-effective for some end users.

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

Item 2. Properties.

    The Company leases a 15,000 square foot facility in Alpharetta, Georgia, which serves as its principal engineering and product development facility. The current lease for this facility expires in July 2003. The Company also leases a 14,000 square foot facility in Alpharetta, Georgia for executive offices and for administrative, sales and marketing purposes. The lease for this facility expires in August 2002, with an option to renew for a nine-month term ending May 2003. The Company leases an additional 25,000 square foot facility in Alpharetta, Georgia, which is used primarily for the Company's professional services team, training and for warehouse space. The lease for this facility expires in November 2003. The Company also leases a 14,000 square foot facility in Hong Kong, China, which is used for sales and marketing purposes in connection with the Company's Asian operations. The lease for this facility expires in September 2003. The Company also leases a 300 square foot facility on a month-to-month basis in Toronto, Canada, which is used for sales and marketing purposes in connection with the Company's Canadian operations.

    The Company is currently seeking additional facilities to meet the requirements projected in its business plan.

Item 3. Legal Proceedings.

    The Company is not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Information set forth under the caption "Selected Quarterly Financial Data" on page 13 of the Company's 2000 Annual Report to Stockholders regarding the United States market on which the Company's Common Stock is traded, the high and low sales prices for such Common Stock, the market price for the Company's Common Stock, the number of holders of such Common Stock, and the Company's policy regarding the payment of dividends, is incorporated herein by reference.

Series B Preferred Stock Financing

    On February 14, 2000, the Company sold 3,922,463 shares of its Series B Redeemable Convertible Participating Preferred Stock for an aggregate offering price of $20.9 million in cash, to the entities set forth in the table below.

Name of Purchaser
Aaron Wolfson
Abraham Wolfson
Elanet Fund
Eli Levitin
Jacob Safier
Jim McManus
Jordex Resources Inc.
Levitin Family Charitable Trust
Manufacturers Life Insurance Company (U.S.A.)
Michael Alpert
MWDI Partnership
Pequot Offshore Private Equity Fund, Inc.
Pequot Private Equity Fund, L.P.
Pictet Global Sector Fund
Steve Schlam
Telecom Venture Partners 1, L.P.
Texas Instruments Incorporated
ZWD Investments, LLC

    With respect to its offering of Series B Redeemable Convertible Participating Preferred Stock on February 14, 2000, the Company claimed exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to § 4(2) thereunder, relying on the fact that the offering constituted a transaction by an issuer not involving any public offering. Upon the closing of the Company's IPO, which occurred on October 4, 2000, all shares of the Company's Series B Redeemable Convertible Participating Preferred Stock automatically converted into Common Stock on a one-for-one basis.

Bridge Loan Financing

    On August 4, 2000, the Company issued to Nortel Networks Inc. and Pequot Private Equity Fund II, L.P. (i) secured promissory notes, and (ii) warrants to purchase, at an aggregate exercise price of approximately $750,000, an aggregate of 102,460 shares of either:

  •
  the Company's Series B Redeemable Convertible Participating Preferred Stock, at any time prior to the closing of the IPO; or

  •
  the Company's Common Stock upon, or at any time following, the closing of the IPO.

    Each of the notes was issued for an aggregate principal amount of up to $5.0 million. The notes were secured by all of the Company's assets, bore interest at the rate of 6% per year, and matured on the closing of the IPO. On October 5, 2000, the Company used approximately $6.0 million of the net proceeds from the IPO to repay in full all amounts outstanding under these notes.

    With respect to the warrants described above, the Company claimed exemption from registration under the Securities Act pursuant to § 4(2) thereunder, relying on the fact that the offering constituted a transaction by an issuer not involving any public offering.

Use of Proceeds

    During the period commencing on September 28, 2000 (the effective date of the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40500)) and ended December 31, 2000, the Company incurred approximately $6.2 million in underwriting discounts and commissions, and approximately $1.9 million in other expenses in connection with the IPO. None of these expenses consisted of direct or indirect payments to directors, officers or general partners of the Company or their associates, or to any of the Company's affiliates or to persons owning 10% or more of any class of the Company's equity securities. Proceeds to the Company from the IPO, net of aggregate expenses, were approximately $80.3 million. The Company used approximately $6.0 million of the net proceeds from the IPO to repay borrowings made under two secured promissory notes issued on August 4, 2000 to entities owning 10% or more of its Common Stock. The Company has used approximately $0.8 million of the remaining net IPO proceeds to fund the expansion of its business, approximately $16.5 million to fund its anticipated operating deficits and approximately $2.8 million for other working capital needs and general corporate purposes. As part of the Company's ongoing corporate development activities, the Company expects it will consider acquisition opportunities, and may use a portion of the net proceeds to acquire complementary businesses, products or technologies.

Item 6. Selected Financial Data.

    Selected financial data of the Company set forth under the caption "Financial Highlights" on page 13 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 15 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    The information set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk" on page 15 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

    The following financial statements of the Company included in the Company's 2000 Annual Report to Stockholders are incorporated herein by reference:

  •
  Balance Sheets—December 31, 2000 and 1999;

  •
  Statements of Operations—Years Ended December 31, 2000, 1999 and 1998;

  •
  Statements of Cash Flows—Years Ended December 31, 2000, 1999 and 1998;

  •
  Statement of Stockholders' Equity (Deficit)—Years Ended December 31, 2000, 1999 and 1998;

  •
  Notes to Financial Statements; and

  •
  Independent Auditors' Report.

    "Selected Quarterly Financial Data" on page 13 of the Company's 2000 Annual Report to Stockholders, is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    There have been no changes in or disagreements with accountants on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information under the caption "Informational Biographies" on pages 4 and 5 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference. Information concerning the Company's executive officers under the caption "Executive Officers" on pages 6 through 8 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference. "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation.

    The information under the caption "Executive Compensation" on pages 12 through 19 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information under the caption "Beneficial Ownership of Common Stock" on pages 10 and 11 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

    The information under the caption "Certain Relationships and Related Transactions" on pages 27 and 28 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  Financial Statements, Financial Statement Schedules and Exhibits.

  1.
  Financial Statements

  The following financial statements of Elastic Networks Inc. included in the Company's 2000 Annual Report to Stockholders are incorporated herein by reference in Part II, Item 8 hereof and are filed as exhibits hereto:

  •
  Balance Sheets—December 31, 2000 and 1999;

  •
  Statements of Operations—Years Ended December 31, 2000, 1999 and 1998;

  •
  Statements of Cash Flows—Years Ended December 31, 2000, 1999 and 1998;

  •
  Statement of Stockholders' Equity (Deficit)—Years Ended December 31, 2000, 1999 and 1998;

  •
  Notes to Financial Statements; and

  •
  Independent Auditors' Report.

	2.	Financial Statement Schedules

None of the Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required or applicable under the related instructions. Accordingly, all such Schedules have been omitted.
	3.	Exhibits
All Exhibits listed in the accompanying Exhibit Index and in paragraph (c) below are filed as part of this report.
(b)	Reports on Form 8-K.
No reports on Form 8-K were filed or were required to be filed during the quarter ended December 31, 2000.
(c)	The following Exhibits have been filed as part of this report:
(3)(i)	Second Amended and Restated Certificate of Incorporation of the Company.
(ii)	Amended and Restated Bylaws of the Company.
(4)	Specimen Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(a)	Agreement for Electronic Manufacturing Services between the Company and Sanmina Corporation, dated February 19, 1999 is incorporated herein by reference to Exhibit 10.6a of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.

(10)(b)	Modification Number 1 to Agreement for Manufacturing Services between the Company and Sanmina Corporation, dated February 20, 2000 is incorporated herein by reference to Exhibit 10.6b of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(c)	Compensation Continuation Plan is incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(d)	Accelerated Vesting Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(e)	Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(f)	Lease Agreement between the Company and Ted and Mary Flipowicz, dated February 18, 2000 is incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(g)	Amended and Restated Cooperative Development and License Agreement between the Company and Texas Instruments Incorporated, dated April 5, 2000 is incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(h)	Purchase Warrant issued in favor of Nortel Networks Inc., dated August 4, 2000 is incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(i)	Purchase Warrant issued in favor of Pequot Private Equity Fund II, L.P., dated August 4, 2000 is incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(j)	Distribution Agreement between the Company and Northern Telecom, Inc., dated September 1, 1998 is incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(k)	Modification Number 1 to Distribution Agreement between the Company and Northern Telecom, Inc., dated September 27, 2000.
(10)(l)	Tenancy Agreement for Suites 1608 and 1613, Cityplaza One, between the Company and Cityplaza Holdings Limited, dated November 24, 2000.
(10)(m)	Offer to Sub-Lease between the Company and The Landex Corporation, dated September 21, 2000.

(10)(n)	Investor Rights Agreement between the Company and certain holders of the Company's equity securities, dated May 12, 1999 is incorporated herein by reference to Exhibit 10.11a of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(o)	Amendment to Investor Rights Agreement between the Company and certain holders of the Company's equity securities, dated February 14, 2000 is incorporated herein by reference to Exhibit 10.11b of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(p)	Amendment Number 2 to Investor Rights Agreement between the Company and certain holders of the Company's securities, dated August 4, 2000 is incorporated herein by reference to Exhibit 10.11c of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(13)	Portions of the Company's 2000 Annual Report to Stockholders which are specifically incorporated herein by reference.
(23)	Consent of Deloitte & Touche LLP.
  (d)
  Financial Statement Schedules—None of the Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required or applicable under the related instructions. Accordingly, all such Schedules have been omitted.

22

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELASTIC NETWORKS INC.
By:	/s/ GUY D. GILL Guy D. Gill Chairman of the Board Chief Executive Officer and President (Principal Executive Officer) Date: March 23, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUY D. GILL Guy D. Gill	Chairman of the Board Chief Executive Officer and President (Principal Executive Officer and Director)	March 23, 2001
/s/ KEVIN D. ELOP Kevin D. Elop	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 23, 2001
/s/ STEVEN J. BENSON Steven J. Benson	Director	March 23, 2001
/s/ CHARLES G. BETTY Charles G. Betty	Director	March 23, 2001
/s/ THOMAS M. MANLEY Thomas M. Manley	Director	March 23, 2001
/s/ GERALD A. POCH Gerald A. Poch	Director	March 23, 2001
/s/ RICHARD G. REID Richard G. Reid	Director	March 23, 2001
/s/ JEROME L. RHATTIGAN Jerome L. Rhattigan	Director	March 23, 2001

EXHIBIT INDEX

(Items 14(a)(3) and (c))

Exhibit Number	Description
(3)(i)	Second Amended and Restated Certificate of Incorporation of the Company.
(ii)	Amended and Restated Bylaws of the Company.
(4)	Specimen Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(a)	Agreement for Electronic Manufacturing Services between the Company and Sanmina Corporation, dated February 19, 1999 is incorporated herein by reference to Exhibit 10.6a of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(b)	Modification Number 1 to Agreement for Manufacturing Services between the Company and Sanmina Corporation, dated February 20, 2000 is incorporated herein by reference to Exhibit 10.6b of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(c)	Compensation Continuation Plan is incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(d)	Accelerated Vesting Plan is incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(e)	Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(f)	Lease Agreement between the Company and Ted and Mary Flipowicz, dated February 18, 2000 is incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(g)	Amended and Restated Cooperative Development and License Agreement between the Company and Texas Instruments Incorporated, dated April 5, 2000 is incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(h)	Purchase Warrant issued in favor of Nortel Networks Inc., dated August 4, 2000 is incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(i)	Purchase Warrant issued in favor of Pequot Private Equity Fund II, L.P., dated August 4, 2000 is incorporated herein by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.

(10)(j)	Distribution Agreement between the Company and Northern Telecom, Inc., dated September 1, 1998 is incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(k)	Modification Number 1 to Distribution Agreement between the Company and Northern Telecom, Inc., dated September 27, 2000.
(10)(l)	Tenancy Agreement for Suites 1608 and 1613, Cityplaza One, between the Company and Cityplaza Holdings Limited, dated November 24, 2000.
(10)(m)	Offer to Sub-Lease between the Company and The Landex Corporation, dated September 21, 2000.
(10)(n)	Investor Rights Agreement between the Company and certain holders of the Company's equity securities, dated May 12, 1999 is incorporated herein by reference to Exhibit 10.11a of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(o)	Amendment to Investor Rights Agreement between the Company and certain holders of the Company's equity securities, dated February 14, 2000 is incorporated herein by reference to Exhibit 10.11b of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(10)(p)	Amendment Number 2 to Investor Rights Agreement between the Company and certain holders of the Company's securities, dated August 4, 2000 is incorporated herein by reference to Exhibit 10.11c of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.
(13)	Portions of the Company's 2000 Annual Report to Stockholders which are specifically incorporated herein by reference.
(23)	Consent of Deloitte & Touche LLP.