Form 10-Q
period 2001-03-31
ELASTIC NETWORKS INC
filed 2001-05-15
CIK 1088242

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .....................to.........................

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Elastic Networks Inc. had 31,448,100 shares of its $.01 par value common stock outstanding as of April 30, 2001.

PART I   FINANCIAL INFORMATION

                                                                                             PAGE NO.
                  Item 1. Condensed Financial Statements.

                           Condensed Balance Sheets as of
                           March 31, 2001 and December 31, 2000..........................      3

                           Condensed Statements of Operations for the Three
                           Months Ended March 31, 2001 and 2000..........................      4

                           Condensed Statement of Stockholders' Equity
                           For the Three Months Ended March 31, 2001.....................      5

                           Condensed Statements of Cash Flows for the
                           Three Months Ended March 31, 2001 and 2000....................      6

                           Notes to Condensed Financial Statements.......................      7

                  Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...........................     11

                           Risk Factors..................................................     17

                  Item 3. Quantitative and Qualitative Disclosures About
                           Market Risk...................................................     28


PART II  OTHER INFORMATION

                  Item 2. Changes in Securities and Use of Proceeds......................     29

                  Item 4. Submission of Matters to a Vote of Security Holders............     30

                  Item 6. Exhibits and Reports on Form 8-K...............................     30

SIGNATURES...............................................................................     31

PART I -- FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

                              ELASTIC NETWORKS INC.
                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                       MARCH 31,             DECEMBER 31,
                                                                          2001                   2000
                                                                  --------------------- -----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $          50,807     $            48,195
  Short-term investments                                                       4,507                  20,396
  Accounts receivable, net of allowance for doubtful
      accounts of $252 and $90                                                 7,108                   8,068
  Inventories                                                                  9,062                   6,467
  Note receivable                                                                  -                   2,951
  Other                                                                        2,592                   1,799
                                                                  --------------------- -----------------------
       Total current assets                                                   74,076                  87,876
Property and equipment, net                                                    4,273                   3,375
Other assets                                                                     102                     102
                                                                  --------------------- -----------------------
        Total assets                                               $          78,451     $            91,353
                                                                  ===================== =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $          15,460     $            10,891
  Accrued liabilities                                                          7,347                   2,341
  Deferred revenues                                                            1,007                     926
  Capital lease obligations                                                      221                     216
                                                                  --------------------- -----------------------
       Total current liabilities                                              24,035                  14,374
Capital lease obligations, long-term                                             252                     305
Deferred revenues, long-term                                                     529                     712
Commitments and contingencies                                                      -                       -

Stockholders' equity:
   Preferred stock, par value $0.01; 25,000,000 shares
     authorized, 0 shares issued and outstanding                                   -                       -
   Common Stock, par value $0.01; 100,000,000 shares authorized,
     31,448,100 shares and 31,329,470 shares issued and
     outstanding at March 31, 2001 and December 31, 2000                         314                     313
   Additional paid-in capital                                                130,201                 129,802
   Deferred stock compensation                                                (1,985)                 (2,978)
   Accumulated deficit                                                       (74,895)                (51,175)
                                                                  --------------------- -----------------------
         Total stockholders' equity                                           53,635                  75,962
                                                                  --------------------- -----------------------
       Total liabilities and stockholders' equity                  $          78,451     $            91,353
                                                                  ===================== =======================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              ELASTIC NETWORKS INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                           2001                  2000
                                                                  ---------------------- --------------------
Net revenues                                                      $        5,643                   $   6,189

Cost of revenues                                                           5,530                       6,056

Charges related to excess inventory on hand
     and on order and restructuring charges                               11,853                           -
                                                                  ---------------------- --------------------
Gross profit (loss)                                                      (11,740)                        133

Operating expenses: (1)
     Sales and marketing                                                   4,161                       2,518
     Research and development                                              3,550                       2,105
     General and administrative                                            5,168                       1,260
                                                                  ---------------------- --------------------
          Total operating expenses                                        12,879                       5,883
                                                                  ---------------------- --------------------
               Operating loss                                            (24,619)                     (5,750)
Other income (expense), net                                                  899                          78
                                                                  ---------------------- --------------------
          Net loss                                                       (23,720)                     (5,672)
Accretion of series A preferred stock                                          -                        (133)
                                                                  ---------------------- --------------------
Net loss attributed to common stockholders                             $ (23,720)                  $  (5,805)
                                                                  ====================== ====================

Basic and diluted net loss per share                                   $   (0.76)                  $   (0.35)
                                                                  ====================== ====================
Weighted average shares used in computing
   basic and diluted net loss per share                                   31,389                      16,673
                                                                  ====================== ====================


(1) Includes $2.1 million of restructuring charges and additional accruals for uncollectible accounts for the three months ended March
    31, 2001. Includes $1.2 million and $0.1 million of non-cash stock based compensation expenses for the three months ended March 31, 2001 and 2000, respectively.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              ELASTIC NETWORKS INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                                TOTAL
                                       COMMON STOCK        ADDITIONAL     DEFERRED STOCK   ACCUMULATED      STOCKHOLDERS'
                                    SHARES      AMOUNT   PAID-IN CAPITAL   COMPENSATION      DEFICIT       EQUITY (DEFICIT)
                                   ----------------------------------------------------------------------------------------
BALANCE AT  DECEMBER 31, 2000       31,329,470  $ 313       $  129,802      $ (2,978)       $ (51,175)     $  75,962

Net loss                                                                                      (23,720)       (23,720)

Employee stock options exercised       118,630      1              245                                           246

Deferred stock compensation                                       (825)          825                               -

Amortization of deferred stock
compensation                                                                     168                             168

Nortel Networks options payout                                   1,107                                         1,107

Other                                                             (128)                                         (128)
                                   ------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001           31,448,100  $ 314       $  130,201      $ (1,985)       $ (74,895)     $  53,635
                                   ====================================================================================

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

                              ELASTIC NETWORKS INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             2001                  2000
                                                                    ---------------------- -----------------
Cash flows from operating activities:
     Net loss                                                               $  (23,720)          $  (5,672)
     Adjustments to reconcile net loss to net cash used in
            operating activities:
     Charges related to excess inventory on hand and on order,
       note receivable write-off, and restructuring charges                     13,994                   -
     Depreciation and amortization                                                 392                 120
     Amortization of deferred stock compensation                                    38                  70
     Nortel Networks options payout                                              1,107                   -
     Issuance of common stock options and warrants                                  27                   -
     Change in assets and liabilities:
          Accounts receivable                                                      960              (3,443)
          Note receivable                                                          870                   -
          Inventories                                                          (10,089)             (3,262)
          Accounts payable                                                       4,569               2,396
          Accrued liabilities                                                      587                 227
          Other                                                                   (886)               (219)
                                                                    ---------------------- -----------------
              Net cash used in operating activities                            (12,151)             (9,783)
                                                                    ---------------------- -----------------
Cash flows from investing activities:
     Purchases of property and equipment                                        (1,290)                (464)
     Proceeds from sale of short-term investments                               20,500                1,750
     Purchases of short-term investments                                        (4,611)                (519)
                                                                    ---------------------- -----------------
              Net cash provided by investing activities                         14,599                  767
                                                                    ---------------------- -----------------

Cash flows from financing activities:
     Proceeds from issuance of common and preferred stock                            -               20,903
     Payments of capital lease obligations                                         (57)                  (4)
     Other                                                                         221                    -
                                                                    ---------------------- -----------------
              Net cash provided by financing activities                            164               20,899
                                                                    ---------------------- -----------------

              Net increase in cash and cash equivalents                          2,612               11,883
 Cash and cash equivalents, beginning of period                                 48,195                3,863
                                                                    ---------------------- -----------------
 Cash and cash equivalents, end of period                                   $   50,807           $   15,746
                                                                    ====================== =================

 Supplemental schedule of investing and financing activities:
     Cash paid during the period for interest                               $       20           $        4
                                                                    ====================== =================
     Capital lease additions                                                $        8           $      180
                                                                    ====================== =================

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS.

ELASTIC NETWORKS INC. NOTES TO CONDENSED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

NOTE 1.  BASIS OF PREPARATION

The accompanying condensed financial statements included herein have been prepared by Elastic Networks Inc. (the "Company") without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for complete financial statements have been condensed or omitted pursuant to such rules and regulations.

This quarterly report and the accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual Report"). Footnotes, which would substantially duplicate the disclosures in the Company's audited financial statements for the year ended December 31, 2000 contained in the 2000 Annual Report, have been omitted.

In the opinion of management, the condensed financial statements included herein contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company generally recognizes revenues upon shipment depending on contract terms and conditions if collectibility is reasonably assured, pricing is fixed and determinable, and returns are reasonably estimated. No revenues are recognized on products shipped on a trial basis until products are fully accepted by the customer. Estimated sales returns, based on historical experience by product, are recorded at the time the product revenues are recognized. Certain technology license revenues are recognized ratably over the term of the related agreement (see note 12 in the Company's 2000 Annual Report).

Consulting services, principally, installation and training revenues are recognized as the services are completed. These services are typically performed under separate service agreements and are usually performed on a time and material basis. Such services primarily consist of implementation services related to the installation and deployment of the Company's products.

Revenues are generally recognized upon shipment of the equipment. In other transactions where the Company holds the inventory but invoices the customer, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. There were no revenues recognized from these transactions for the quarters ended March 31, 2001 and 2000. No net accounts receivable relating to these transactions existed at March 31, 2001 and $1.2 million were included in total accounts receivable at December 31, 2000.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. Basic and diluted net loss per common share were computed on the basis of weighted-average shares outstanding.

For all periods presented, dilutive securities included options, warrants and contingent stock related to Series A redeemable convertible participating preferred stock. Potentially dilutive securities totaling 2,086,423 and 1,668,098 for the quarters ended March 31, 2001 and 2000, respectively were excluded from historical diluted net loss per common share because of their anti-dilutive effect.

RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the effective date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company, to date, has not engaged in derivative or hedging activities, and accordingly the adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the financial reporting and related disclosures of the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3.  INVENTORIES

Inventories, net of allowances, consist of the following:

                                                MARCH 31,            DECEMBER 31,
                                                  2001                  2000
                                            -----------------     ------------------
           Raw materials                         $     2,269            $      512
           Finished goods                              6,793                 5,955
                                            -----------------     ------------------
                   Total                         $     9,062            $    6,467
                                            =================     ==================

The allowances for inventories were $9.0 million and $1.7 million at March 31, 2001 and December 31, 2000, respectively.

NOTE 4.  SEGMENT INFORMATION

The Company operates in one reportable business segment, to develop technology and products to provide high-speed access over copper wire infrastructure.

GEOGRAPHIC INFORMATION

The Company's headquarters and its operations are located in the U.S. The Company's research and development activities are conducted in the U.S. The Company conducts its sales, marketing and customer service activities throughout the world including Company locations in Toronto, Canada and Hong Kong, China. Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Geographic revenue information is based on the location of the end customer. Identifiable long-lived assets (principally property and equipment) by geographic areas:

                                                  MARCH 31,                  DECEMBER 31,
                                                    2001                        2000
                                            ---------------------       ----------------------
       Long-lived assets - U.S.                      $ 4,273                     $ 3,375

Revenues by geographic region are as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                      2001            2000
                                                   ----------------------------
        Revenues:
                U.S.                                 $ 4,031         $  5,197
                Asia                                   1,455              691
                Other                                    157              301
                                                   ---------------------------
        Total Revenues                               $ 5,643         $  6,189
                                                   ===========================

NOTE 5.  RELATED PARTY TRANSACTIONS

The following tables summarize related party transactions:

                                                     THREE MONTHS ENDED MARCH 31,
                                                       2001              2000
                                                   -----------------------------
 Sales to Nortel Networks                           $  2,844            $   953

                                                      MARCH 31,       DECEMBER 31,
                                                        2001              2000
                                                   --------------------------------
 Receivables from Nortel Networks                    $  2,165            $ 1,082
 Royalties payable to Nortel Networks                     358                360


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described herein. With respect to such forward-looking statements, Elastic Networks Inc. (the "Company"), seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Additional information concerning these risks and uncertainties is set forth in the section titled "Risk Factors" on page 17 of this Report. The risk factor discussion contained therein is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. It is not intended to represent a complete list of all risks and uncertainties inherent in the Company's business.

Readers are also urged to carefully read and consider this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company's financial statements and the related notes and Risk Factors included herein and in the Company's Annual Report on Form-10K for the year ended December 31, 2000 and other reports and filings made with the Securities and Exchange Commission ("SEC").

OVERVIEW

The Company designs, develops and markets high-speed, broadband communications products which enable service providers to deliver easy to deploy and cost-effective broadband access solutions to their customers over the existing copper telephone wire infrastructure. The Company designs products based on its patented EtherLoop technology to deliver a next generation access solution. EtherLoop's advantages overcome many of the deployment, performance, cost and quality of service limitations of conventional Digital Subscriber Line ("DSL") technologies.

The Company was formed in January 1997 as a division of Nortel Networks, and through mid 1999, its operating activities related primarily to developing its EtherLoop technology and complementary software, building and testing prototype products, building its technical support infrastructure, staffing its sales and marketing organization and establishing relationships with its customers. In mid 1999, the Company commenced shipment of its commercial products and have continued making investments to grow its business.

The Company's 2001 revenues have been generated principally from sales of its second generation DSL access multiplexers ("DSLAMs"), which are known as BitStorm DSLAMs and which connect broadband modem signals with the Internet, its StormPort broadband modem, and to a lesser extent, its complementary software. Sales of the Company's IP DSLAMs, servers and broadband modems accounted, in the aggregate, for approximately 73% and 85% of total revenues for the quarters ended March 31, 2001 and 2000, respectively.

The Company began limited shipment of its first release DSLAM, the ELMo 8, in the second quarter of 1999. The Company began shipping the ELMo 120 in the third quarter of 1999. In the fourth quarter of 2000, the Company introduced the Storm System family of broadband access equipment to serve its carrier and in-building/multi-tenant unit ("MTU") markets both domestically and internationally. The Company's revenues during the quarter ended March 31, 2001 from the Storm System family of products were primarily from the sales of its BitStorm 1900 IP DSLAM and related StormPort customer premises equipment and chipsets. Additionally, the Company plans to pursue both an OEM licensing strategy for its broadband modems and a technology licensing strategy for its software and patented EtherLoop technology. These licensing strategies are primarily intended to accelerate its market penetration and to increase its gross margin.

The Company has followed a revenue diversification strategy consisting of focusing on the MTU market, the carrier and international markets. As the Company continues to expand its customer relationships in 2001, it anticipates existing customers will represent a smaller percentage of its revenues in the remaining quarters of 2001.

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

In order to continue growing its revenues and attain profitability, the Company must continue to invest in its international operations. As part of this investment, the Company opened offices in Toronto, Canada and Hong Kong, China in the fourth quarter of 2000. To date, the Company's international sales have been denominated in U.S. dollars and, accordingly, it has not been materially exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of its international sales may be denominated in currencies other than U.S. dollars, which would expose the Company to gains and losses upon exchange rate fluctuations.

The Company's negative gross margin for the quarter ended March 31, 2001 was primarily the result of the write-off of excess and obsolete inventory due to customer order deferrals late in the quarter, leaving the Company with a significant investment in 4 megabytes per second ("Mbps") products as the Company transitioned to the enhanced features offered by the 6Mbps product line. This transition to the 6Mbps product line and cancellation of 4Mbps volume purchase commitments resulted in additional non-recurring charges which also contributed to the negative gross margin for the Company during the quarter ended March 31, 2001. If these adjustments had not been required, the gross margin for the quarter ended March 31, 2001 would have been positive. The Company expects that its gross margins will increase in the future as the Company lowers the cost of its existing products, further offers the sale of its Storm System family of products and increases its licensing revenues.

As of April 30, 2001, the Company employed approximately 152 full time employees. This includes a decrease of 29 employees from December 31, 2000 as part of a restructuring of the Company's employee base. This restructuring resulted in total non-recurring charges of $0.1 million for the quarter ended March 31, 2001. The Company does not anticipate additional restructuring charges of this nature in the remaining quarters of 2001.

Stock-based compensation reflected in the Company's operating expenses includes the amortization of stock compensation charges resulting from the grant of stock options to employees with exercise or sales prices which may be deemed for accounting purposes to be below the fair market value of the Company's common stock on the date of grant and compensation expense associated with the grant of stock options to non-employees. Deferred compensation amounts are amortized over the vesting periods of the applicable options, which are generally four years. The compensation expense associated with options granted to non-employees is recorded at the time services are provided.

In fulfillment of compensation arrangements between Nortel Networks and some of the Company's employees relating to their prior employment with Nortel Networks, Nortel Networks has agreed to pay these employees, if they are still working for the Company at the time of payment, an aggregate of approximately $13.4 million in cash. On October 21, 2000, the employees received a payment from Nortel Networks of $8.9 million. Nortel Networks will make an additional payment of approximately $4.5 million on the first anniversary of that date. In connection with these arrangements, the Company recorded compensation expense in the quarter ended March 31, 2001 of $1.1 million and will record additional compensation expense of approximately $2.3 million in 2001. The Company will record capital contributions from Nortel Networks in equivalent amounts.

RESULTS OF OPERATIONS

         The unaudited table below shows operating data, as a percentage of revenues, for the periods indicated:

                                                       THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                           2001            2000
                                                      --------------  -------------
Total revenues                                              100%           100%
Cost of revenues                                             98             98
Charges related to excess inventory on
     hand and on order and restructuring
     charges                                                210              -
                                                      --------------  -------------
Gross profit (loss)                                        (208)             2

Operating expenses: (1,2,3)
     Sales and marketing                                     74             41
     Research and development                                63             34
     General and administrative                              91             20
                                                      --------------  -------------
          Total operating expenses                          228             95
                                                      --------------  -------------
               Operating loss                              (436)           (93)
Other income (expense), net                                  16              1
                                                      --------------  -------------
Net loss                                                   (420)%          (92)%
                                                      ==============  =============

[1] Includes non-cash stock compensation expenses in 2001 and 2000. [2] Includes restructuring charges in 2001.
[3]  Includes additional accruals for uncollectible accounts in 2001.


THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

TOTAL REVENUES. Revenues decreased from $6.2 million in the quarter ended March 31, 2000 to $5.6 million in the same period for 2001. This decrease was primarily due to customer order deferrals late in the quarter ended March 31, 2001 and continued weakening economic conditions that have affected overall telecommunications spending. For the quarters ended March 31, 2001 and 2000, the Company generated revenues from international sales of $1.6 million and $1.0 million, respectively.

GROSS PROFIT (LOSS). Gross profit (loss) declined from a profit of $0.1 million in the quarter ended March 31, 2000 to a loss of $11.7 million in the same period for 2001. The decline in gross profit (loss), in absolute dollars and as a percentage of revenues, was primarily the result of the charges related to excess inventory on hand and on order in the amount of $11.9 million during the quarter ended March 31, 2001. The Company introduced its second generation chipset in the fourth quarter of 2000. The sale of these new products should continue to help improve the Company's gross margins in 2001.

SALES AND MARKETING. Sales and marketing expenses increased from $2.5 million in the quarter ended March 31, 2000 to $4.2 million in the same period for 2001. This increase was primarily a result of increases in staffing for marketing, account management, customer product trials, customer support and direct sales. The increase in sales and marketing expenses was also the result of the Company's increased investment in international operations and restructuring charges of $0.03 million during the quarter ended March 31, 2001. Non-cash stock compensation expense was $0.03 million for both of the quarters ended March 31, 2000 and 2001. Sales and marketing expenses as a percentage of revenues increased significantly as a result of the decrease in revenues and increased costs described herein.

RESEARCH AND DEVELOPMENT. Research and development expenses increased from $2.1 million in the quarter ended March 31, 2000 to $3.6 million in the same period for 2001. This increase was primarily a result of an increase in personnel related costs, including restructuring charges of $0.03 million. Non-cash stock compensation expense was $0.03 million for both of the quarters ended March 31, 2000 and 2001. Research and development expenses as a percentage of revenues increased significantly as a result of the decrease in revenues and increased costs described herein.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.3 million for the quarter ended March 31, 2000 to $5.2 million in the same period for 2001. This increase was primarily the result of a write-off of an uncollectible note receivable for $2.1 million and non-cash stock compensation expense of $1.1 million of payouts from Nortel Networks related to compensation arrangements with key executives. The remaining increase resulted from personnel related costs and increased expenditures on facilities, legal, accounting, information systems and consulting fees. Non-cash stock compensation expense, excluding the Nortel Networks compensation arrangement, was $6,000 and $13,000 for the quarters ended March 31, 2000 and 2001, respectively. Excluding the uncollectible note receivable write-off and the Nortel Networks non-stock compensation expense, general and administrative expenses as a percentage of revenues increased to 35% for the quarter ended March 31, 2001 from 20% in the same period for 2000 as a result of the decrease in its revenues and increased costs described herein.

OTHER INCOME (EXPENSE), NET. Other income (expense), net increased from $0.1 million in the quarter ended March 31, 2000 to $0.9 million in the same period for 2001, resulting primarily from an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

On October 4, 2000, the Company completed its initial public offering ("IPO") for the sale of 6.8 million shares of Common Stock at a price to the public of $13.00 per share, which resulted in proceeds of $80.3 million to the Company, net of aggregate expenses. Upon the closing of the IPO, all shares of the Company's Series A and B redeemable convertible participating preferred stock were converted into an aggregate of 9.1 million shares of Common Stock. At March 31, 2001, the Company had cash and cash equivalents and short-term investments of $55.3 million.

Cash used in operating activities was $9.8 million for the quarter ended March 31, 2000 and $12.2 million for the same period of 2001. The increase in cash used for operating activities was primarily due to increases in net losses and inventories. This increase was partially offset by increases in accounts payable.

Cash provided by investing activities was $0.8 million for the quarter ended March 31, 2000 and $14.6 million for the same period of 2001. The increase in cash provided by investing activities was primarily due to the sale of $20.5 million in short-term investments due to interest earnings potential in cash investments exceeding the short-term earnings rate during the quarter ended March 31, 2001. The increase was partially offset by the utilization of $1.3 million for capital expenditures and $4.6 million for the purchase of short-term investments during the quarter ended March 31, 2001.

Cash provided by financing activities was $20.9 million for the quarter ended March 31, 2000 and $0.2 million for the same period of 2001. The decrease in cash provided by financing activities was primarily due to cash generation of $20.9 for the quarter ended March 31, 2000 for the issuance of Series B redeemable convertible participating preferred stock but not issued in the same period of 2001.

The Company's future capital requirements will depend upon many factors, including sales of its products, the timing of research and product development efforts and the expansion of its marketing efforts. The Company expects to continue to expend amounts on property and equipment related to the expansion of facility infrastructure, computer equipment, and for its research and development laboratory and test equipment to support on-going research and development operations. At March 31, 2001, the Company had no material commitments other than obligations under its operating and capital leases and product manufacturing and purchase agreements. There are potential additional exposures from existing contract manufacturer commitments and inventory obsolescence. The Company believes its cash and cash equivalent balances and short-term investments will be sufficient to satisfy its cash requirements for at least the next twelve months. The Company intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

WE HAVE INCURRED NET LOSSES SINCE WE WERE FORMED AND EXPECT TO INCUR FUTURE LOSSES.

From inception through March 31, 2001, we incurred net losses totaling approximately $103 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes, which may be fixed in the short term. As a result, we expect to continue to incur losses in 2001, as well as in future years. Our ability to increase revenues, and achieve and maintain profitability in the future, will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new and enhanced versions of our existing products into the marketplace. We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

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

WE ORDER OUR PRODUCTS FROM OUR SUPPLIERS IN ADVANCE OF CUSTOMER ORDERS
AND A DELAY, DEFERRAL OR CANCELLATION IN ANY OF SUCH CUSTOMER ORDERS COULD NEGATIVELY IMPACT OUR INVENTORY AND HARM OUR PROFITABILITY.

As part of our inventory planning, we frequently pay certain suppliers well in advance of receipt of customer orders and enter into purchase commitments with vendors to ensure products are available to meet forecasted customer demand. The market for telecommunications products is characterized by rapid technological advances, a high degree of volatility and the frequent introduction of new products. Accordingly, if we fail to accurately forecast customer demand for our products, or if our customers delay, defer or cancel their orders for our products, we could experience a decline in sales of products that we have committed to purchase. If we cannot change or be released from the purchase commitments, we could incur significant costs from the purchase of raw material components acquired for the manufacturing of these products, as well as other restructuring and inventory-related charges. We also face the risk of ordering too many products since the orders are based on the forecasts of customer orders rather than actual orders. Accordingly, we could be left with an excess of inventory on hand that has no available market due to enhanced features on successor product lines. Our business and operating results could be adversely affected as a result of these increased costs.

BECAUSE A SIGNIFICANT AND INCREASING PERCENTAGE OF OUR REVENUES COMES FROM SALES OUTSIDE THE U.S., WE ARE SUBJECT TO A NUMBER OF RISKS SPECIFIC TO THE INTERNATIONAL MARKETS IN WHICH WE OPERATE.

Revenues from customers outside of the U. S. accounted for about 16% of our total revenues for the quarter ended March 31, 2000, and 29% of our total revenues for the quarter ended March 31, 2001. As a part of our strategy, we intend to expand our sales in international markets. Sales to international markets have the following material risks:

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

We have rapidly and significantly expanded our operations since 1998. We believe that further significant expansion will be required to address potential growth in our client base and market opportunities in order for us to be successful. From May 13, 1999 to April 30, 2001, we increased the number of employees from 58 to 152. To manage the expected growth of our operations and personnel, we will be required to:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under the Company's current policies, it does not use interest rate derivatives, foreign currency exchange rate derivatives, commodity prices derivatives, equity derivatives, or any other derivatives, for trading or any other purposes. As of March 31, 2001, no debt instruments of the company were outstanding, and its investments in financial instruments were limited to investing its excess cash in various investment-grade commercial paper, money market accounts, and debt instruments of the U.S. Treasury, government agencies, and corporations with strong credit ratings, generally with original maturity dates from dates of purchase of three months or less. The Company's investments in such financial instruments are exposed to financial market risk due to fluctuations in interest rates and foreign currency exchange rates.

At March 31, 2001, the fair market value of the Company's investments in those of such financial instruments that were exposed to financial market risk due to fluctuations in foreign currency exchange rates was not material. At March 31, 2001, the fair market value of the Company's investments in those of such financial instruments that were exposed to financial market risk due to fluctuations in interest rates totaled, in the aggregate, $55.3 million. However, due to the short-term nature of its investment portfolio, the Company does not expect that a sudden change in market interest rates would materially affect the future earnings, fair values, or cash flows of interest-sensitive financial instruments. For example, a hypothetical 100 basis point adverse move in interest rates, which represents the company's expectation for a reasonably possible near-term change in such rates, would result in an annual reduction in interest income and cash flow of approximately $553,000, which the company considers to be immaterial.

A significant portion of the Company's revenues is derived from sales shipped internationally. Currently, all of the Company's sales shipped internationally are denominated in U.S. dollars. If the value of the U.S. dollar increases relative to a particular foreign currency, the Company's products could become relatively more expensive, which could result in a reduction in the Company's sales in a particular country.

PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d)         USE OF PROCEEDS.

During the period commencing on September 28, 2000 (the effective date of the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40500)) and ended March 31, 2001, the Company used approximately $1.4 million of the IPO proceeds (net of expenses and commissions) to fund the expansion of its business, approximately $28.5 million to fund its anticipated operating deficits and approximately $2.8 million for other working capital needs and general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         (3)(i) Second Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 29, 2001.

             (ii) Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 29, 2001.

         (4) Specimen Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed or were required to be filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ELASTIC NETWORKS INC.
                                        (Registrant)



Date:  May 15, 2001                 /s/ Guy D. Gill
                                    -----------------------------
                                    Guy D. Gill
                                    Chairman of the Board of Directors,
                                    Chief Executive Officer and President
                                    (principal executive officer)

Date:  May 15, 2001                 /s/ Kevin D. Elop
                                    -----------------------------
                                    Kevin D. Elop
                                    Chief Financial Officer, Secretary and
                                    Treasurer
                                    (principal financial and accounting officer)