Form 10-Q
period 2001-06-30
ELASTIC NETWORKS INC
filed 2001-08-09
CIK 1088242

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Elastic Networks Inc. had 31,524,351 shares of its $.01 par value common stock outstanding as of July 25, 2001.

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

ELASTIC NETWORKS INC.
Condensed Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$33,144	$48,195
Short-term investments	8,194	20,396
Accounts receivable, net of allowance for doubtful accounts of $209 and $90	5,830	8,068
Inventories	13,136	6,467
Note receivable	—	2,951
Other current assets	2,140	1,799

Total current assets	62,444	87,876
Property and equipment, net	4,410	3,375
Other assets	102	102

Total assets	$66,956	$91,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,086	$10,891
Accrued liabilities	5,317	2,341
Deferred revenues	774	926
Capital lease obligations	227	216

Total current liabilities	19,404	14,374
Deferred revenues, long-term	337	712
Capital lease obligations, long-term	192	305
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock, par value $0.01; 25,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.01; 100,000,000 shares authorized, 31,486,010 shares and 31,329,470 shares issued and outstanding at June 30, 2001 and December 31, 2000	314	313
Additional paid-in capital	130,792	129,802
Deferred stock compensation	(1,339)	(2,978)
Accumulated deficit	(82,744)	(51,175)

Total stockholders' equity	47,023	75,962

Total liabilities and stockholders' equity	$66,956	$91,353

The accompanying notes are an integral part of these condensed financial statements.

ELASTIC NETWORKS INC.
Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues	$8,000	$8,504	$13,643	$14,693
Cost of revenues	6,807	8,075	12,337	14,131
Charges related to excess inventory on hand and on order and restructuring charges	—	—	11,853	—

Gross profit (loss)	1,193	429	(10,547)	562
Operating expenses: (1)
Sales and marketing	3,032	3,668	7,031	6,241
Research and development	2,978	3,324	6,528	5,429
General and administrative	3,573	999	8,903	2,204

Total operating expenses	9,583	7,991	22,462	13,874

Operating loss	(8,390)	(7,562)	(33,009)	(13,312)
Other income (expense), net	541	(25)	1,440	53

Net loss	(7,849)	(7,587)	(31,569)	(13,259)
Accretion of Series A preferred stock	—	(133)	—	(266)

Net loss attributed to common stockholders	$(7,849)	$(7,720)	$(31,569)	$(13,525)

Basic and diluted net loss per common share	$(0.25)	$(0.46)	$(1.00)	$(0.81)

Weighted average shares used in computing basic and diluted net loss per common share	31,467	16,675	31,429	16,675

(1)
Includes $1.2 million, $0.7 million, $2.3 million, and $0.8 million of non-cash stock based compensation expenses for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed financial statements.

ELASTIC NETWORKS INC.
Condensed Statement of Stockholders' Equity
(in thousands, except share data)
(unaudited)

	Common Stock
			Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2000	31,329,470	$313	$129,802	$(2,978)	$(51,175)	$75,962
Net loss					(31,569)	(31,569)
Employee stock options exercised	156,540	1	323			324
Deferred stock compensation			(1,348)	1,348		—
Amortization of deferred stock Compensation				291		291
Nortel Networks options payout			2,214			2,214
Other			(199)			(199)

Balance at June 30, 2001	31,486,010	$314	$130,792	$(1,339)	$(82,744)	$47,023

The accompanying notes are an integral part of these condensed financial statements.

ELASTIC NETWORKS INC.
Condensed Statements of Cash Flows
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(31,569)	$(13,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges related to excess inventory on hand and on order, note receivable write-off and restructuring charges	13,994	—
Depreciation and amortization	889	314
Amortization of deferred stock compensation	47	226
Nortel Networks options payout	2,214	—
Issuance of common stock options and warrants	70	591
Changes in assets and liabilities:
Accounts receivable	2,238	(5,136)
Note receivable	870	—
Inventories	(15,908)	(5,463)
Accounts payable	2,195	377
Accrued liabilities	302	(96)
Other	(859)	243

Net cash used in operating activities	(25,517)	(22,203)

Cash flows from investing activities:
Purchases of property and equipment	(1,924)	(1,740)
Proceeds from sale of short-term investments	20,942	57,544
Purchases of short-term investments	(8,740)	(56,665)

Net cash provided by (used in) investing activities	10,278	(861)

Cash flows from financing activities:
Cash proceeds from issuance of common and preferred stock	—	20,903
Payment of note receivable attributable to Series A preferred shares issuance	—	1,994
Other	188	(49)

Net cash provided by financing activities	188	22,848

Net decrease in cash and cash equivalents	(15,051)	(216)
Cash and cash equivalents, beginning of period	48,195	3,863

Cash and cash equivalents, end of period	$33,144	$3,647

Supplemental schedule of investing and financing activities:
Cash paid during the period for interest	$37	$10

Issuance of stock options and warrants for consulting services	$—	$683

Capital lease additions	$8	$376

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

    In the opinion of management, the condensed financial statements included herein contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

    Revenues are generally recognized upon shipment of the equipment. In other transactions where the Company holds the inventory but invoices the customer, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer. There were no revenues recognized from these transactions for the three months or six months ended June 30, 2001 and 2000. Accounts receivable relating to these transactions of $0.0 and $1.2 million was included in total accounts receivable at June 30, 2001 and December 31, 2000, respectively.

NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, for all periods presented. Basic and diluted net loss per common share were computed on the basis of weighted-average shares outstanding.

    For all periods presented, dilutive securities included options, warrants and contingent stock related to Series A and B redeemable convertible participating preferred stock. Potentially dilutive securities totaling 121,105 and 2,576,190 for the quarters ended June 30, 2001 and 2000 and 1,111,144 and 2,192,890 for the six months ended June 30, 2001 and 2000, respectively were excluded from historical diluted net loss per common share because of their anti-dilutive effect.

RECENT PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. This statement supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It revises the standards for accounting treatment for business combinations by requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001. The Company does not expect the adoption of SFAS No. 141 to have a material impact on the financial reporting and related disclosures of the Company.

    In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement supersedes APB Opinion No. 17, Accounting for Intangible Assets. It revises the standards for accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. In addition, the standard includes provisions for reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. To date, the Company has not entered into any business combinations and has no goodwill or intangible assets that would be subject to this statement. Accordingly, the adoption of SFAS No. 142 should not have any impact on the financial reporting and related disclosures of the Company.

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities. This statement replaces FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this pronouncement did not have a material impact on the Company's results of operations or its financial position.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the effective date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company, to date, has not engaged in derivative or hedging activities, and accordingly the adoption of SFAS No. 133 on January 1, 2001 did not have any impact on the balance sheet of the Company.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3.  INVENTORIES

    Inventories, net of allowances, consist of the following:

	June 30, 2001	December 31, 2000
Raw materials	$1,862	$512
Finished goods	11,274	5,955

Total	$13,136	$6,467

    The allowances for inventories were $10.9 million and $1.7 million at June 30, 2001 and December 31, 2000, respectively.

NOTE 4.  SEGMENT INFORMATION

    The Company operates in one reportable business segment, to develop technology and products to provide high-speed access over copper wire infrastructure.

GEOGRAPHIC INFORMATION

    The Company's headquarters and its operations are located in the U.S. The Company's research and development activities are conducted in the U.S. The Company conducts its sales, marketing and customer service activities throughout the world including the Company's international office located in Hong Kong, China. Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Geographic revenue information is based on the location of the end customer. Identifiable long-lived assets (principally property and equipment) by geographic areas:

	June 30, 2001	December 31, 2000
Long-lived assets—U.S.	$4,410	$3,375

    Revenues by geographic region are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
U.S.	$7,893	$7,270	$11,924	$12,468
Asia	107	776	1,562	1,467
Other	—	458	157	758

Total Revenues	$8,000	$8,504	$13,643	$14,693

NOTE 5.  RELATED PARTY TRANSACTIONS

    The following tables summarize related party transactions:

	June 30, 2001	December 31, 2000
Receivables from Nortel Networks	$5,054	$1,082
Payables to Nortel Networks	808	360
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales to Nortel Networks	$6,582	$2,205	$9,426	$3,158

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

    Certain of the statements contained in this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described herein. With respect to such forward-looking statements, Elastic Networks Inc. (the "Company") seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Additional information concerning these risks and uncertainties is set forth in the section titled "Risk Factors" on page 16 of this Report. The risk factor discussion contained therein is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein. It is not intended to represent a complete list of all risks and uncertainties inherent in the Company's business.

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

    The Company was formed in January 1997 as a division of Nortel Networks, and through mid 1999, its operating activities related primarily to developing its EtherLoop technology and complementary software, building and testing prototype products, building its technical support infrastructure, staffing its sales and marketing organization and establishing relationships with its customers. In mid 1999, the Company commenced shipment of its commercial products and has continued making investments to grow its business.

    The Company's 2001 revenues have been generated principally from sales of its first and second generation DSL access multiplexers ("DSLAMs"), which are known as BitStorm DSLAMs and which connect broadband modem signals with the Internet, its StormPort broadband modem, and to a lesser extent, its complementary software. Sales of the Company's Storm System family of products in the second quarter of 2001 generated the majority of the Company's revenues for the quarter. This trend is expected to continue in 2001 as the transition from the Company's first generation DSLAMs continues. Sales of the Company's IP DSLAMs, servers and broadband modems accounted, in the aggregate, for approximately 99% and 90% of total revenues for the quarters ended June 30, 2001 and 2000, respectively and 87% and 86% of total revenues for the six months ended June 30, 2001 and 2000, respectively.

    The Company follows a revenue diversification strategy consisting of focusing on the carrier, Multi Tenant Unit ("MTU") and international markets. As the Company continues to expand its customer relationships in 2001, it anticipates existing customers will represent a smaller percentage of its revenues in the remaining quarters of 2001.

    The Company targets its sales efforts to various categories of service providers operating in the market for high-speed access, both in the U.S. and internationally. To date, customer installations have ranged from in-building applications, including hotels, apartment buildings and university campuses, to service providers' central office locations used to reach both business and residential users.

    As part of its ongoing goal to achieve and increase profitability, the Company recently closed its Toronto, Canada office. As of July 25, 2001, the Hong Kong, China office remains a viable part of the Company's international operations while the Canadian customers are serviced from our U.S. location. To date, the Company's international sales have been denominated in U.S. dollars and, accordingly, it has not been materially exposed to fluctuations in non-U.S. currency exchange rates. In the future, a portion of its international sales may be denominated in currencies other than U.S. dollars, which would expose the Company to gains and losses upon exchange rate fluctuations.

    The Company's positive gross margin for the quarter ended June 30, 2001 was primarily the result of the transition of sales from the first generation product line to the Storm System product line. The Company expects that its gross margins will increase in the future as the Company continues to lower the cost of its existing products, further offers the sale of its Storm System family of products and related chipsets, and increases its licensing revenues.

    As of July 25, 2001, the Company employed approximately 109 full time employees, which reflects a decrease of 43 employees from April 30, 2001 as a result of a restructuring of the Company's employee base in July 2001.

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

    In fulfillment of compensation arrangements between Nortel Networks and some of the Company's employees relating to their prior employment with Nortel Networks, Nortel Networks has agreed to pay these employees, if they are still working for the Company at the time of payment, an aggregate of approximately $13.4 million in cash. On October 21, 2000, the employees received a payment from Nortel Networks of $8.9 million. Nortel Networks will make an additional payment of approximately $4.5 million on the first anniversary of that date. In connection with these arrangements, the Company recorded compensation expense for the six months ended June 30, 2001 of $2.2 million and will record additional compensation expense of approximately $1.1 million in 2001. The Company will record capital contributions from Nortel Networks in equivalent amounts.

RESULTS OF OPERATIONS

    The unaudited table below shows operating data, as a percentage of revenues, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Total revenues	100%	100%	100%	100%
Cost of revenues	85	95	90	96
Charges related to excess inventory on hand and on order and restructuring charges	—	—	87	—

Gross profit (loss)	15	5	(77)	4
Operating expenses: (1)
Sales and marketing	38	43	52	42
Research and development	37	39	48	37
General and administrative	45	12	65	15

Total operating expenses	120	94	165	94

Operating loss	(105)	(89)	(242)	(90)
Other income (expense), net	7	0	11	0

Net loss	(98%)	(89%)	(231%)	(90%)

(1)
Includes non-cash stock based compensation expenses in 2001 and 2000; includes restructuring charges in 2001; includes additional accruals for uncollectible accounts in 2001.

THREE AND SIX MONTHS ENDED JUNE 30, 2001 VS. THREE AND SIX MONTHS ENDED JUNE 30, 2000

    Total Revenues.  Revenues decreased from $8.5 million in the quarter ended June 30, 2000 to $8.0 million in the same period for 2001. During the first six months of 2001, the Company generated revenues of $13.6 million, a decrease of 7% from the prior year's same period amount of $14.7 million. This decrease was primarily due to continued weakening economic conditions that have affected overall capital spending in the telecommunications industry. During the three months ended June 30, 2001 and 2000, the Company generated revenues from international sales of $0.3 million and $1.2 million, respectively. During the six months ended June 30, 2001 and 2000, the Company generated revenues from international sales of $1.7 million and $2.2 million, respectively.

    Gross Profit (Loss).  Gross profit increased from $0.4 million in the quarter ended June 30, 2000 to $1.2 million in the same period for 2001. The Company introduced its second-generation chipset in the fourth quarter of 2000. Sales of products encompassing this new technology in higher volume, along with current product platform cost reductions, resulted in improved gross margins in the second quarter of 2001. The Company's gross profit decreased from a profit of $0.6 million for the six months ended June 30, 2000 to a loss of $10.5 million for the same period of 2001. The decline in year-to-date gross profit, in absolute dollars and as a percentage of revenues, was primarily the result of the charges related to excess inventory on hand and on order in the amount of $11.9 million taken during the quarter ended March 31, 2001.

    Sales And Marketing.  Sales and marketing expenses decreased from $3.7 million in the quarter ended June 30, 2000 to $3.0 million in the same period for 2001. This decrease was primarily a result of decreases in staffing for marketing, account management, customer product trials, customer support and direct sales as a result of the Company's overall cost restructuring efforts. For the six-month periods ended June 30, sales and marketing expenses increased from $6.2 million in 2000 to $7.0 million in 2001. This increase in sales and marketing expenses was the result of the Company's increased investment in international operations during the first quarter of 2001. Non-cash stock compensation expense was $0.1 million and $0.02 million for the quarters ended June 30, 2000 and 2001, respectively and $0.1 million and $0.05 million for the six-month periods of 2000 and 2001, respectively.

    Research And Development.  Research and development expenses decreased from $3.3 million in the quarter ended June 30, 2000 to $3.0 million in the same period for 2001. This decrease was primarily a result of a decrease in personnel related costs and engineering charges related to product development. The increase from $5.4 million for the six month period ended June 30, 2000 to $6.5 million for the same period in 2001 was primarily a result of an increase in depreciation expense related to lab equipment and prototype costs associated with ongoing technological development incurred during 2001. Non-cash stock compensation expense was $0.6 million and $0.03 million for the quarters ended June 30, 2000 and 2001, respectively and $0.7 million and $0.05 million for the six month periods of 2000 and 2001.

    General And Administrative.  General and administrative expenses increased from $1.0 million for the quarter ended June 30, 2000 to $3.6 million in the same period for 2001. This increase was primarily the result of non-cash stock compensation expense of $1.1 million arising from payouts from Nortel Networks related to compensation arrangements with key executives, and increases in expenditures related to depreciation expense, office rent, and other facility-related expenditures. For the six month periods ended June 30, 2000 and 2001, general and administrative expenses increased from $2.2 million to $8.9 million, respectively. This increase was primarily the result of a write-off of an uncollectible note receivable for $2.1 million and non-cash stock compensation expense of $2.2 million arising from payouts from Nortel Networks related to compensation arrangements with key executives. The remaining increases resulted from increased personnel related costs and increased expenditures on facilities, legal, accounting, information systems and consulting fees.

    Other Income (Expense), Net.  Other income (expense), net increased from ($0.03) million in the quarter ended June 30, 2000 to $0.5 million in the same period for 2001, and increased from $0.05 million for the six month period ended June 30, 2000 to $1.4 million in the same period for 2001, resulting, in each case, primarily from an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

    On October 4, 2000, the Company completed its Initial Public Offering ("IPO") for the sale of 6.8 million shares of Common Stock at a price to the public of $13.00 per share, which resulted in proceeds of $80.3 million to the Company, net of aggregate expenses. Upon the closing of the IPO, all shares of the Company's Series A and B redeemable convertible participating preferred stock were converted into an aggregate of 9.1 million shares of Common Stock. At June 30, 2001, the Company had cash and cash equivalents and short-term investments of $41.3 million.

    Cash used in operating activities was $25.5 million for the six months ended June 30, 2001 and $22.2 million for the same period of 2000. The increase in cash used for operating activities was primarily due to increases in inventories and to fund net losses. This increase was partially offset by $14.0 million of non-cash charges related to excess inventory on hand and on order, the write-off of a note receivable, and restructuring charges, as well as an increase of $2.2 million in accounts payable and a decrease of $2.2 million in accounts receivable.

    Cash provided by investing activities was $10.3 million for the six months ended June 30, 2001 and cash used by investing activities was $0.9 million for the same period of 2000. The increase in cash provided by investing activities was primarily due to the sale of $20.9 million of short-term investments due to interest earnings potential in cash investments exceeding the short-term earnings rate during the quarter ended June 30, 2001. The increase was partially offset by the utilization of $1.9 million for capital expenditures and $8.7 million for the purchase of short-term investments during the six months ended June 30, 2001.

    Cash provided by financing activities was $0.2 million for the six months ended June 30, 2001 and $22.8 million for the same period of 2000. The decrease in cash provided by financing activities was primarily due to $20.9 million in cash received during the quarter ended March 31, 2000 in connection with the issuance of Series B redeemable convertible participating preferred stock, which was not issued in the same period of 2001.

    The Company's future capital requirements will depend upon many factors, including sales of its products and the timing of research and product development efforts. The Company expects to continue to expend amounts on property and equipment related to the facility infrastructure, computer equipment, and for its research and development laboratory and test equipment to support on-going research and development operations. At June 30, 2001, the Company had no material commitments other than obligations under its operating and capital leases and product manufacturing and purchase agreements. There are potential additional exposures from existing contract manufacturer commitments and inventory obsolescence. The Company believes its cash and cash equivalent balances and short-term investments will be sufficient to satisfy its cash requirements for at least the next twelve months. The Company intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

WE HAVE INCURRED NET LOSSES SINCE WE WERE FORMED AND EXPECT TO INCUR FUTURE LOSSES.

    From inception through June 30, 2001, we incurred net losses totaling approximately $111 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes, which may be fixed in the short term. As a result, we expect to continue to incur losses in 2001, as well as in future years. Our ability to increase revenues, and achieve and maintain profitability in the future, will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new and enhanced versions of our existing products into the marketplace. We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures. Our failure to do so will result in our incurring additional losses.

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

A PORTION OF OUR BUSINESS IS GENERATED BY DEMAND FROM NEW AND EMERGING SERVICE PROVIDERS, AND THEIR INABILITY TO OBTAIN CAPITAL OR FINANCING COULD CAUSE THEM TO REDUCE OR DISCONTINUE THE PURCHASE OF OUR PRODUCTS AT ANY TIME.

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

    Revenues from customers outside of the U. S. accounted for about 15.0% and 15.1% of our total revenues for the three months and six months ended June 30, 2000, respectively and 3.2% and 12.3% of our total revenues for the three and six months ended June 30, 2001, respectively. As a part of our strategy, we intend to expand our sales in international markets. Sales to international markets have the following material risks:

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

    We were formed by means of a contribution agreement among Nortel Networks Corporation, its subsidiary Nortel Networks Inc., and us. Under this agreement, we issued Nortel Networks Inc. 15,384,614 shares of our Common Stock. Prior to the closing of our IPO on October 4, 2000, Nortel Networks Inc. transferred 8,948,770 shares of our Common Stock, and a warrant for 51,230 shares of our Common Stock, to its parent, Nortel Networks Limited. Nortel Networks Limited sold 1,000,000 shares of our Common Stock in the IPO and on December 28, 2000, Nortel Networks Inc. reacquired 7,948,770 shares of our Common Stock, and the warrant for 51,230 shares of our Common Stock, from Nortel Networks Limited. Accordingly, Nortel Networks Inc. owns approximately 46%, or 14,435,845 shares, of our Common Stock, including the 51,230 shares of our Common Stock that are issuable upon exercise of the warrant described above. Mr. Thomas M. Manley, appointed by Nortel Networks to our board of directors, is an executive of Nortel Networks. Although Nortel Networks announced in June 2001 its intent to divest its interests in Elastic Networks, because of Nortel Networks' current level of ownership of our Common Stock, and because of its board representation, Nortel Networks continues to have the ability to exercise significant control over our affairs. There also may be conflicts of interest between Nortel Networks and us with respect to acquisitions, financings and other corporate opportunities. Nortel Networks' ability to exercise significant control could have the effect of delaying or preventing a change in control of Elastic Networks and other strategic and operational initiatives, which could harm our business and the price of our Common Stock. In addition, because of its current level of ownership of our Common Stock, Nortel Networks' stated initiative of divesting its interests in Elastic Networks could have a negative effect on the price of our Common Stock.

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

    Our ability to compete and be successful is based, in part, on our intellectual property. We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and other intellectual property. We require employees and consultants and, when possible, suppliers, manufacturers and distributors, to sign confidentiality agreements. However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and other intellectual property, or that our competitors will not independently develop technologies or other intellectual property that are substantially equivalent or superior to ours. In addition, the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S. If our intellectual property rights are not protected, our business may suffer. For instance, an opposition to our registration of the trademark "YesWare" was filed on June 12, 2000. We are currently assessing this opposition to determine the effect, if any, that this opposition may have if it is successful. If the opposition succeeds, we will not be able to register this trademark and may be required to rename our YesWare product or license the trademark from the opposing party. If we have to bring a lawsuit against another entity that infringes or misappropriates any of our intellectual property, we would likely have to divert significant resources, both financial and human, in prosecuting the lawsuit. We own U.S. patent number 5,912,895, titled "Information Network Access Apparatus and Methods for Communicating Information Packets via Telephone Lines." This patent was issued on June 15, 1999 and expires on May 1, 2016. We also have exclusive and non-exclusive licenses from Nortel Networks to other technologies that we use in our business. However, our rights to our patent and to all of these licensed technologies are subject to various licenses that Nortel Networks, as the original owner, granted to other companies prior to May 12, 1999. Therefore, we cannot assure you that our rights to these technologies will allow us to prevent these companies and their licensees from using these technologies.

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

WE BELIEVE THAT EXPANSION OF OUR BUSINESS WILL BE REQUIRED FOR OUR COMPANY TO SUCCEED, AND IF WE FAIL TO MANAGE THIS EXPANSION EFFECTIVELY, OUR BUSINESS AND STOCK PRICE WILL SUFFER.

    We have rapidly and significantly expanded our operations since 1998. We believe that further expansion will be required to address potential growth in our client base and market opportunities in order for us to be successful. From May 13, 1999 to July 25, 2001, we had a net increase in the number of employees from 58 to 109. To manage the expected growth of our operations, we will be required to:

  •
  improve existing and implement new operational, financial and management controls, reporting systems and procedures;
  •
  install new management information systems;
  •
  successfully integrate any companies, technologies or products that we may acquire; and
  •
  train, motivate, manage and retain our sales and marketing, engineering, technical and customer support employees.

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

OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS, TECHNOLOGY AND BUSINESS MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

    The market for high-speed access products is highly competitive, and we expect that it will become increasingly competitive in the future. In addition to facing competition from providers of DSL based products, our products currently compete with products using other technologies. Our most direct competitors include Alcatel USA, Inc., Cisco Systems, Inc., Copper Mountain Networks, Inc., Lucent Technologies Inc., Nokia Corporation and Tut Systems, Inc. In addition, due to the rapidly evolving nature of the market in which we compete, additional competitors, including other large telecommunications equipment manufacturers, as well as smaller companies, may enter our markets and further intensify competition. These and our other competitors may foresee the course of market developments more accurately than we do.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Under the Company's current policies, it does not use interest rate derivatives, foreign currency exchange rate derivatives, commodity prices derivatives, equity derivatives, or any other derivatives, for trading or any other purposes. As of June 30, 2001, no debt instruments of the Company were outstanding, and its investments in financial instruments were limited to investing its excess cash in various investment-grade commercial paper, money market accounts, and debt instruments of the U.S. Treasury, government agencies, and corporations with strong credit ratings, generally with original maturity dates from dates of purchase of three months or less. The Company's investments in such financial instruments are exposed to financial market risk due to fluctuations in interest rates and foreign currency exchange rates.

    At June 30, 2001, the fair market value of the Company's investments in those of such financial instruments that were exposed to financial market risk due to fluctuations in foreign currency exchange rates was not material. At June 30, 2001, the fair market value of the Company's investments in those of such financial instruments that were exposed to financial market risk due to fluctuations in interest rates totaled, in the aggregate, $41.3 million. However, due to the short-term nature of its investment portfolio, the Company does not expect that a sudden change in market interest rates would materially affect the future earnings, fair values, or cash flows of these interest-sensitive financial instruments. For example, a hypothetical 100 basis point adverse move in interest rates, which represents the Company's expectation for a reasonably possible near-term change in such rates, would result in an annual reduction in interest income and cash flow of approximately $413,000, which the company considers to be immaterial.

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

PART II—OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    (d) Use of Proceeds.

    During the period commencing on September 28, 2000 (the effective date of the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40500)) and ended June 30, 2001, the Company used approximately $1.9 million of the IPO proceeds (net of expenses and commissions) to fund the expansion of its business, approximately $36.4 million to fund its operating deficits and approximately $8.3 million for other working capital needs and general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 9, 2001, we held our 2001 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the following matters were approved by the votes specified below:

  1.
  Gerald A. Poch and Jerome L. Rhattigan were elected to serve as Class I directors of the Company for a three-year term. Mr. Poch and Mr. Rhattigan each received 27,763,348 votes in favor of their election, 493,237 votes against their election, and no votes were withheld. In addition, the terms of the following directors continued after the Annual Meeting: Guy D. Gill, Steven J. Benson, Charles G. Betty, Thomas M. Manley, and Richard G. Reid. Effective May 29, 2001, Richard G. Reid resigned from the Company's board of directors.

  2.
  An amendment to our 1999 Stock Incentive Plan ("Incentive Plan") to increase the number of shares of Common Stock that are available for issuance thereunder by 1.0 million shares was approved. The votes were cast as follows: 26,197,854 votes in favor of the amendment to the Incentive Plan and 2,051,715 votes against the amendment to the Incentive Plan. A total of 7,016 abstentions were received regarding this matter.

  3.
  A proposal to amend, restate and adopt the Company's Employee Stock Purchase Plan was approved. The votes were cast as follows: 28,075,279 votes in favor of the amendment to the Incentive Plan and 174,590 votes against the amendment to the Incentive Plan. A total of 6,716 abstentions were received regarding this matter.

ITEM 5.  OTHER INFORMATION.

    Effective as of September 2001, Thomas H. Acker resigned as Vice President of Manufacturing Operations of the Company. Mr. Acker has agreed to continue as an employee of the Company until September 2001, and during this period he will assist the Company in the management transition for the Operations area.

    John B. ("Jack") Terry, Special Technology Consultant for the Company, died in July 2001. Mr. Terry invented EtherLoop technology while serving as an assistant vice president of Nortel Networks. The Company retained his services as a special technology consultant for the further development of its technology and products.

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
(b) Reports on Form 8-K.
No reports on Form 8-K were filed or were required to be filed during the quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELASTIC NETWORKS INC. (Registrant)
Date: August 9, 2001	/s/ Guy D. Gill Guy D. Gill Chairman of the Board of Directors, Chief Executive Officer and President (principal executive officer)
Date: August 9, 2001	/s/ Kevin D. Elop Kevin D. Elop Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. CONDENSED FINANCIAL STATEMENTS.
ELASTIC NETWORKS INC. Condensed Balance Sheets (in thousands, except share data) (unaudited)
ELASTIC NETWORKS INC. Condensed Statements of Operations (in thousands, except per share data) (unaudited)
ELASTIC NETWORKS INC. Condensed Statement of Stockholders' Equity (in thousands, except share data) (unaudited)
ELASTIC NETWORKS INC. Condensed Statements of Cash Flows (in thousands, except share data) (unaudited)
ELASTIC NETWORKS INC. NOTES TO CONDENSED FINANCIAL STATEMENTS (in thousands, except share and per share data) (unaudited)
  NOTE 1. BASIS OF PREPARATION
  NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  NOTE 3. INVENTORIES
  NOTE 4. SEGMENT INFORMATION
  NOTE 5. RELATED PARTY TRANSACTIONS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  PART II—OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.