Form 10-Q
period 2001-09-30
ELASTIC NETWORKS INC
filed 2001-11-14
CIK 1088242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number:  001-16147

ELASTIC NETWORKS INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2418576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6120 Windward Parkway, Suite 100, Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

(678) 297-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Elastic Networks Inc. had 31,524,351 shares of its $.01 par value common stock outstanding as of November 1, 2001.

PART I -- FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS.

ELASTIC NETWORKS INC.

Condensed Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$17,112	$48,195
Short-term investments	10,176	20,396
Restricted cash	5,000	-
Accounts receivable, net of allowance for doubtful accounts of $396 and $90	1,967	8,068
Inventories	5,988	6,467
Note receivable	-	2,951
Other current assets	941	1,799
Total current assets	41,184	87,876
Property and equipment, net	3,405	3,375
Other assets	102	102
Total assets	$44,691	$91,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,336	$10,891
Accrued liabilities	8,891	2,341
Deferred revenues	796	926
Capital lease obligations	231	216
Total current liabilities	16,254	14,374
Deferred revenues, long-term	153	712
Capital lease obligations, long-term	134	305
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, par value $0.01; 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.01; 100,000,000 shares authorized, 31,524,351 and 31,329,470 shares issued and outstanding at September 30, 2001 and December 31, 2000	315	313
Additional paid-in capital	131,689	129,802
Deferred stock compensation	(905)	(2,978)
Accumulated deficit	(102,949)	(51,175)
Total stockholders’ equity	28,150	75,962
Total liabilities and stockholders’ equity	$44,691	$91,353

The accompanying notes are an integral part of these condensed financial statements.

ELASTIC NETWORKS INC.

Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenues	$5,825	$11,204	$19,468	$25,897
Cost of revenues	4,627	10,062	16,964	24,193
Charges related to excess inventory on hand and on order and restructuring charges	12,145	-	23,998	-
Gross profit (loss)	(10,947)	1,142	(21,494)	1,704
Operating expenses (1)
Sales and marketing	2,864	3,882	9,895	10,123
Research and development	3,017	2,956	9,545	8,385
General and administrative	3,575	2,492	12,478	4,696
Total operating expenses	9,456	9,330	31,918	23,204
Operating loss	(20,403)	(8,188)	(53,412)	(21,500)
Other income (expense), net	198	(904)	1,638	(851)
Net loss	(20,205)	(9,092)	(51,774)	(22,351)
Accretion of Series A preferred stock	-	(133)	-	(399)
Net loss attributed to common stockholders	$(20,205)	$(9,225)	$(51,774)	$(22,750)
Basic and diluted net loss per common share	$(0.64)	$(0.55)	$(1.65)	$(1.36)
Weighted average shares used in computing basic and diluted net loss per common share	31,523	16,691	31,460	16,680

(1)   Includes $1.8 million of restructuring charges for the three months ended September 30, 2001 and $3.9 million of restructuring charges and additional accruals for uncollectible accounts for the nine months ended September 30, 2001.  Includes $1.3 million, $1.2 million, $3.6 million, and $2.0 million of non-cash stock based compensation expenses for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of these condensed financial statements.

ELASTIC NETWORKS INC.

Condensed Statement of Stockholders' Equity

(in thousands, except share data)

(unaudited)

			Additional	Deferred		Total
	Common Stock		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2000	31,329,470	$313	$129,802	$(2,978)	$(51,175)	$75,962
Net loss	-	-	-	-	(51,774)	(51,774)
Employee stock options exercised	156,540	1	323	-	-	324
Deferred stock compensation	-	-	(1,605)	1,605	-	-
Amortization of deferred stock compensation	-	-	-	393	-	393
Employee purchases of stock through Employee Stock Purchase Plan	38,341	1	59	-	-	60
Nortel Networks options payout	-	-	3,322	-	-	3,322
Other	-	-	(212)	75	-	(137)
Balance at September 30, 2001	31,524,351	$315	$131,689	$(905)	$(102,949)	$28,150

The accompanying notes are an integral part of these condensed financial statements.

ELASTIC NETWORKS INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(51,774)	$(22,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Charges related to excess inventory on hand and on order, note receivable write-off and restructuring charges	27,662	-
Depreciation and amortization	1,409	562
Amortization of deferred stock compensation	145	451
Nortel Networks options payout	3,322	-
Issuance of common stock options and warrants	140	2,210
Changes in assets and liabilities:
Restricted cash	(5,000)	-
Accounts receivable	6,101	(2,111)
Note receivable	870	-
Inventories	(16,560)	(5,111)
Accounts payable	(4,555)	4,208
Accrued liabilities	(1,508)	761
Other	179	(1,282)
Net cash used in operating activities	(39,569)	(22,663)
Cash flows from investing activities:
Purchases of property and equipment	(1,924)	(2,065)
Proceeds from sale of short-term investments	20,396	67,077
Purchases of short-term investments	(10,176)	(65,327)
Net cash provided by (used in) investing activities	8,296	(315)
Cash flows from financing activities:
Cash proceeds from issuance of common and preferred stock	60	20,903
Borrowings under stockholder lines of credit	-	6,000
Payment of note receivable attributable to Series A preferred shares issuance	-	1,994
Other	130	(62)
Net cash provided by financing activities	190	28,835
Net increase (decrease) in cash and cash equivalents	(31,083)	5,857
Cash and cash equivalents, beginning of period	48,195	3,863
Cash and cash equivalents, end of period	$17,112	$9,720
Supplemental schedule of investing and financing activities:
Cash paid during the period for interest	$53	$73
Issuance of stock options and warrants for consulting services	$-	$2,211
Capital lease additions	$-	$466

The accompanying notes are an integral part of these condensed financial statements.

ELASTIC NETWORKS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

NOTE 1.  BASIS OF PREPARATION

The accompanying condensed financial statements included herein have been prepared by Elastic Networks Inc. (the “Company”) without audit, in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for complete financial statements have been condensed or omitted pursuant to such rules and regulations.

This quarterly report and the accompanying condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual Report").  Footnotes, which would substantially duplicate the disclosures in the Company’s audited financial statements for the year ended December 31, 2000 contained in the 2000 Annual Report, have been omitted.

In the opinion of management, the condensed financial statements included herein contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.  Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company generally recognizes revenues upon shipment depending on contract terms and conditions if collectibility is reasonably assured, pricing is fixed and determinable, and returns are reasonably estimated.  No revenues are recognized on products shipped on a trial basis until products are fully accepted by the customer.  Estimated sales returns, based on historical experience by product, are recorded at the time the product revenues are recognized.  Certain technology license revenues are recognized ratably over the term of the related agreement (see note 12 in the Company’s 2000 Annual Report).

Consulting services, principally, installation and training revenues are recognized as the services are completed.  These services are typically performed under separate service agreements and are usually performed on a time and material basis.  Such services primarily consist of implementation services related to the installation and deployment of the Company’s products.

Revenues are generally recognized upon shipment of the equipment.  In other transactions where the Company holds the inventory but invoices the customer, the Company recognizes revenues when the following conditions are met: the equipment is complete, ready for shipment and segregated from other inventory; the Company has no further significant performance obligations in connection with the completion of the transaction; the commitment and delivery schedule is fixed; the customer requested the transaction be completed on this basis; and the risks of ownership have passed to the customer.  There were no revenues recognized from these transactions for the three months or nine months ended September 30, 2001 and 2000.  Accounts receivable relating to these transactions of $0.0 and $1.2 million was included in total accounts receivable at September 30, 2001 and December 31, 2000, respectively.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, for all periods presented.  Basic and diluted net loss per common share were computed on the basis of weighted-average shares outstanding.

For all periods presented, dilutive securities included options, warrants and contingent stock related to Series A and B redeemable convertible participating preferred stock. Potentially dilutive securities totaling 125,618 and 3,626,327 for the quarters ended September 30, 2001 and 2000 and 547,569 and 2,853,696 for the nine months ended September 30, 2001 and 2000, respectively were excluded from historical diluted net loss per common share because of their anti-dilutive effect.

RECENT PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business.  SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement.  SFAS 144 will be effective for the Company beginning January 1, 2002.  The Company is in the process of evaluating the effects of this new statement.

In July 2001, the FASB issued SFAS No. 141, Business Combinations.  This statement supersedes APB Opinion No. 16, Business Combinations and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  It revises the standards for accounting treatment for business combinations by requiring the use of purchase accounting and prohibiting the use of the pooling-of-interests method for all business combinations initiated after June 30, 2001.  To date, the Company has not entered into any business combinations that would be subject to this statement.  Accordingly, the adoption of SFAS No. 141 did not have any impact on the financial reporting and related disclosures of the Company.

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

RESTRICTED CASH

During the quarter ended September 30, 2001, the Company entered into an agreement with one of its contract manufacturers relating to the manufacturing of finished products and procurement of component parts required in the manufacturing process.  As part of these agreements, the Company established $5.0 million of cash in restricted, interest-bearing accounts until June 1, 2002.

NOTE 3.  INVENTORIES

Inventories, net of allowances, consist of the following:

	September 30,	December 31,
	2001	2000
Raw materials	$899	$512
Finished goods	5,089	5,955
Total	$5,988	$6,467

The allowances for inventories, primarily for excess and obsolescence, were $20.4 million at September 30, 2001.  The allowances for inventories were $1.7 million at December 31, 2000.

NOTE 4.  SEGMENT INFORMATION

The Company operates in one reportable business segment, to develop technology and products to provide high-speed access over copper wire infrastructure.

GEOGRAPHIC INFORMATION

The Company's headquarters and its operations are located in the U.S.  The Company’s research and development activities are conducted in the U.S.  The Company conducts its sales, marketing and customer service activities throughout the world including the Company’s international office located in Hong Kong, China.  Geographic long-lived assets information is based on the physical location of the assets at the end of each period. Geographic revenue information is based on the location of the end customer.  Identifiable long-lived assets (principally property and equipment) by geographic areas:

	September 30,	December 31,
	2001	2000
Long-lived assets - U.S.	$3,405	$3,375

Revenues by geographic region are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
U.S.	$5,340	$9,010	$17,304	$21,477
Asia	89	1,846	1,651	3,313
Other	396	348	513	1,107
Total Revenues	$5,825	$11,204	$19,468	$25,897

NOTE 5.  RELATED PARTY TRANSACTIONS

The following tables summarize related party transactions:

	September 30,	December 31,
	2001	2000
Receivables from Nortel Networks	$879	$1,082
Payables to Nortel Networks	386	360

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Sales to Nortel Networks	$3,787	$497	$13,214	$3,558

NOTE 6.  EMPLOYEE STOCK PURCHASE PLAN

In May 2001, the stockholders of the Company approved and adopted an Amended and Restated Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code.  Under this plan, employees are entitled to purchase shares at 85% of the lower market value on January 1 or June 30 for the first half of the plan year and 85% of the lower market value on July 1 or December 31 for the second half of the plan year.  During the quarter ended September 30, 2001, the Company issued 38,341 shares of Common Stock at a purchase price of $1.57 per share pursuant to the Amended and Restated Employee Stock Purchase Plan.

NOTE 7.  ACCRUED LIABILITIES

Accrued liabilities include accruals for excess inventory on order arising from arrangements with contract manufacturers for $5.2 million and $0.0 million at September 30, 2001 and December 31, 2000, respectively.  Other restructuring related accruals (see Note 8 – Restructuring Charges) for $1.0 million and $0.0 million at September 30, 2001 and December 31, 2000, respectively, are also included in the total accrued liabilities for the periods presented.

NOTE 8.  RESTRUCTURING CHARGES

The Company recorded charges of $1.8 million and $0.0 million for the three month periods ended September 30, 2001 and 2000, respectively, and $1.9 million and $0.0 million for the nine month periods ended September 30, 2001 and 2000, respectively, related to facility consolidations, fixed asset write-offs, equipment lease write-offs, and workforce reductions as a result of changes in business conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain of the statements contained in this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described herein. With respect to such forward-looking statements, Elastic Networks Inc. (the “Company”) seeks the protections afforded by the Private Securities Litigation Reform Act of 1995. Additional information concerning these risks and uncertainties is set forth in the section titled “Risk Factors” on page 17 of this Report.  The risk factor discussion contained therein is intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein.  It is not intended to represent a complete list of all risks and uncertainties inherent in the Company’s business.

Readers are also urged to carefully read and consider this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the Company’s financial statements and the related notes and Risk Factors included herein and in the Company's Annual Report on Form-10K for the year ended December 31, 2000 and other reports and filings made with the Securities and Exchange Commission (“SEC”).

Overview

The Company designs, develops and markets high-speed, broadband communications products which enable service providers to deliver easy to deploy and cost-effective broadband access solutions to their customers over the existing copper telephone wire infrastructure. The Company designs products based on its patented EtherLoop technology to deliver a next generation access solution.  EtherLoop’s advantages overcome many of the deployment, performance, cost and quality of service limitations of conventional Digital Subscriber Line (“DSL”) technologies.

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

The Company’s 2001 revenues have been generated principally from sales of its first and second generation DSL access multiplexers (“DSLAMs”), which are known as BitStorm DSLAMs and which connect broadband modem signals with the Internet, its StormPort broadband modem, and to a lesser extent, its complementary software.  Sales of the Company’s Storm System family of products in the third quarter of 2001 generated the majority of the Company’s revenues for the quarter.  Sales of the Company's IP DSLAMs, servers and broadband modems accounted, in the aggregate, for approximately 95% and 73% of total revenues for the quarters ended September 30, 2001 and 2000, respectively, and 90% and 81% of total revenues for the nine months ended September 30, 2001 and 2000, respectively.

The Company follows a revenue diversification strategy consisting of focusing on the carrier, Multi Tenant Unit (“MTU”) and international markets.  The Company targets its sales efforts to various categories of service providers operating in the market for high-speed access, both in the U.S. and internationally. To date, customer installations have ranged from in-building applications, including hotels, apartment buildings and university campuses, to service providers’ central office locations used to reach both business and residential users.

As part of its ongoing goal to achieve and increase profitability, the Company closed its Toronto, Canada office in July 2001.  The Hong Kong, China office remains a viable part of the Company’s international operations and the Canadian customers are serviced from the U.S. location.  To date, the Company’s international sales have been denominated in U.S. dollars and, accordingly, it has not been materially exposed to fluctuations in non-U.S. currency exchange rates.  In the future, a portion of its international sales may be denominated in currencies other than U.S. dollars, which would expose the Company to gains and losses upon exchange rate fluctuations.

The Company’s negative gross margin for the quarter ended September 30, 2001 was primarily the result of the charges related to excess inventory on hand and on order due to market demands requiring an accelerated migration to the 10Mbps platform and due to customer order cancellations and deferrals after the September 11 terrorist attacks in the U.S.  The Company’s gross margins are expected to improve in the future as the Company lowers the cost of its existing products, continues to sell its Storm System family of products and increases its licensing and chipset sale revenues.

As of November 5, 2001, the Company employed 108 employees, which reflects a decrease of 81 employees from December 31, 2000 as a result of the restructuring of the Company’s employee base in March 2001 and July 2001.

Stock-based compensation reflected in the Company’s operating expenses includes the amortization of stock compensation charges resulting from the grant of stock options to employees with exercise or sales prices which may be deemed for accounting purposes to be below the fair market value of the Company’s common stock on the date of grant and compensation expense associated with the grant of stock options to non-employees.  Deferred compensation amounts are amortized over the vesting periods of the applicable options, which are generally four years.  The compensation expense associated with options granted to non-employees is recorded at the time services are provided.

In fulfillment of compensation arrangements between Nortel Networks and some of the Company’s employees relating to their prior employment with Nortel Networks, Nortel Networks has agreed to pay these employees, if they are still working for the Company at the time of payment, an aggregate of approximately $13.3 million in cash.  On October 21, 2000, the employees received a payment from Nortel Networks of $8.9 million. Nortel Networks made an additional payment of approximately $4.4 million on November 2, 2001.  In connection with these arrangements, the Company recorded compensation expense for the nine months ended September 30, 2001 of $3.3 million.  The Company recorded capital contributions from Nortel Networks in equivalent amounts.

RESULTS OF OPERATIONS

The unaudited table below shows operating data, as a percentage of revenues, for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Total revenues	100%	100%	100%	100%
Cost of revenues	79	90	87	93
Charges related to excess inventory on hand and on order and restructuring charges	209	-	123	-
Gross profit (loss)	(188)	10	(110)	7
Operating expenses: (1)
Sales and marketing	49	35	51	39
Research and development	52	26	49	33
General and administrative	61	22	64	18
Total operating expenses	162	83	164	90
Operating loss	(350)	(73)	(274)	(83)
Other income (expense), net	3	(8)	8	(3)
Net loss	(347%)	(81%)	(266%)	(86%)

(1)  Includes non-cash stock based compensation expenses in 2001 and 2000; includes restructuring charges in 2001; and includes additional accruals for uncollectible accounts in 2001.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Total Revenues.  Revenues decreased from $11.2 million in the quarter ended September 30, 2000 to $5.8 million in the same period for 2001.  During the first nine months of 2001, the Company generated revenues of $19.5 million, a decrease of 25% from the prior year’s same period amount of $25.9 million.  These decreases were primarily due to continued weakening economic conditions that have affected overall capital spending in the telecommunications industry.  The hospitality market was negatively impacted by the terrorist attacks which occurred on September 11, 2001, resulting in lower revenues due to orders and product shipments being rescheduled or cancelled during the last weeks of the third quarter.  During the three months ended September 30, 2001 and 2000, the Company generated revenues from international sales of  $0.5 and $2.2 million, respectively.  During the nine months ended September 30, 2001 and 2000, the Company generated revenues from international sales of $2.2 million and $4.4 million, respectively.

Gross Profit (Loss).   Gross profit decreased from $1.1 million in the quarter ended September 30, 2000 to $(10.9) million in the same period for 2001.  The Company’s gross profit decreased from a profit of $1.7 million for the nine months ended September 30, 2000 to a loss of $21.5 million for the same period of 2001.  The decline in third quarter gross profit and year-to-date gross profit, in absolute dollars and as a percentage of revenues, was primarily the result of the charges related to excess inventory on hand and on order in the amounts of $12.1 million taken during the third quarter of 2001 and $11.9 million taken during the first quarter of 2001.

Sales And Marketing.   Sales and marketing expenses decreased from $3.9 million in the quarter ended September 30, 2000 to $2.9 million in the same period for 2001.  This decrease was primarily a result of decreases in staffing for marketing, account management, customer product trials, and direct sales as a result of the Company’s overall cost restructuring efforts.  For the nine-month periods ended September 30, sales and marketing expenses decreased from $10.1 million in 2000 to $9.9 million in 2001.  This decrease in sales and marketing expenses was the result of the Company's cost restructuring efforts offset by investments in international operations.  Non-cash stock compensation expense was $0.04 million and $0.06 million for the quarters ended September 30, 2000 and 2001, respectively and $0.02 million and $0.1 million for the nine-month periods of 2000 and 2001, respectively.

Research And Development.  Research and development expenses remained consistent at $3.0 million in the quarters ended September 30, 2000 and 2001.  The increase from $8.4 million for the nine month period ended September 30, 2000 to $9.5 million for the same period in 2001 was primarily a result of an increase in prototype costs and depreciation expense related to lab equipment associated with ongoing technological development incurred during 2001.  Non-cash stock compensation expense was $0.03 million and $0.08 million for the quarters ended September 30, 2000 and 2001, respectively and $0.7 million and $0.1 million for the nine-month periods of 2000 and 2001, respectively.

General And Administrative. General and administrative expenses increased from $2.5 million for the quarter ended September 30, 2000 to $3.6 million in the same period for 2001. This increase was primarily the result of increases in expenditures related to depreciation expense, office rent, and other facility-related expenditures.  For the nine-month periods ended September 30, 2000 and 2001, general and administrative expenses increased from $4.7 million to $12.5 million, respectively.  This increase was primarily the result of a write-off of an uncollectible note receivable for $2.1 million in the first quarter of 2001 and non-cash stock compensation expense of $3.3 million arising from payouts from Nortel Networks related to compensation arrangements with certain of our key executives.  The remaining increases resulted from increased personnel related costs and increased expenditures on facilities, legal, accounting, information systems and consulting fees.

Other Income (Expense), Net.   Other income (expense), net increased from ($0.9) million in the quarter ended September 30, 2000 to $0.2 million in the same period for 2001, and increased from $0.9 million for the nine month period ended September 30, 2000 to $1.6 million in the same period for 2001, resulting, in each case, primarily from an increase in interest income.

LIQUIDITY AND CAPITAL RESOURCES

On October 4, 2000, the Company completed its Initial Public Offering (“IPO”) for the sale of 6.8 million shares of Common Stock at a price to the public of $13.00 per share, which resulted in proceeds of $80.3 million to the Company, net of aggregate expenses. Upon the closing of the IPO, all shares of the Company’s Series A and B redeemable convertible participating preferred stock were converted into an aggregate of 9.1 million shares of Common Stock.  At September 30, 2001, the Company had cash and cash equivalents, short-term investments and restricted cash of $32.3 million.

Cash used in operating activities was $39.6 million for the nine months ended September 30, 2001 and $22.7 million for the same period of 2000.  The increase in cash used for operating activities was primarily due to increases in inventories and accounts payable and to fund net losses.  This increase was partially offset by $27.7 million of non-cash charges related to excess inventory on hand and on order, the write-off of a note receivable, and restructuring charges, and a decrease of $6.1 million in accounts receivable.

Cash provided by investing activities was $8.3 million for the nine months ended September 30, 2001 and cash used in investing activities was $0.3 million for the same period of 2000. The increase in cash provided by investing activities was primarily due to the sale of $20.4 million of short-term investments due to interest earnings potential in cash investments exceeding the short-term earnings rate during the nine months ended September 30, 2001.  The increase was partially offset by the utilization of $1.9 million for capital expenditures and $10.2 million for the purchase of short-term investments during the nine months ended September 30, 2001.

Cash provided by financing activities was $0.2 million for the nine months ended September 30, 2001 and $28.8 million for the same period of 2000. The decrease in cash provided by financing activities was primarily due to $20.9 million in cash received during the quarter ended March 31, 2000 in connection with the issuance of Series B redeemable convertible participating preferred stock, which was not issued in 2001.

The Company’s future capital requirements will depend upon many factors, including sales of its products, the management of volume purchase commitments with contract manufacturers, and the timing of research and product development efforts.  The Company expects to continue to expend amounts on property and equipment related to the facility infrastructure, computer equipment, and for its research and development laboratory and test equipment to support on-going research and development operations. At September 30, 2001, the Company had no material commitments other than obligations under its operating and capital leases and product manufacturing and purchase agreements.  There are potential additional exposures from existing contract manufacturer commitments and inventory obsolescence, which may arise due to market fluctuations in the future.  The Company believes its cash and cash equivalents, restricted cash and short-term investments will be sufficient to satisfy its cash requirements for at least the next twelve months. The Company intends to invest its cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

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

WE HAVE INCURRED NET LOSSES SINCE WE WERE FORMED AND EXPECT TO INCUR FUTURE LOSSES.

From inception through September 30, 2001, we incurred net losses totaling approximately $131 million. We expect to continue to make substantial expenditures for sales and marketing, product development and other purposes, which may be fixed in the short term. As a result, we expect to continue to incur losses in 2001, as well as in future years.  Our ability to increase revenues, and achieve and maintain profitability in the future, will primarily depend on our ability to increase sales of our products, reduce production and other costs and successfully introduce new and enhanced versions of our existing products into the marketplace.  We cannot assure you that we will be able to increase our revenues at a rate that equals or exceeds expenditures.  Our failure to do so will result in our incurring additional losses.

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

•         changes in our operating expenses, including the costs of our products’ components;

•         our ability to meet and maintain production volumes and ship products in a timely manner; and

•         other general economic factors, as well as those specific to the telecommunications industry.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS AND THE LOSS OF, OR REDUCTION IN PURCHASES FROM ANY ONE OF THEM COULD SIGNIFICANTLY HARM OUR BUSINESS.

We derive a substantial portion of our revenues, and expect to continue to derive a substantial portion of our revenues in the near future, from sales to a limited number of customers. Unless and until we further diversify and expand our customer base, our success will depend significantly upon the timing and size of future purchase orders, if any, from our largest customers, as well as their product requirements, financial and operational success, and, in particular, the successful deployment of services using our products. The loss of any one or more of these customers, significant changes in their product requirements, delays of significant orders or the occurrence of any sales fluctuations of our or our customers’ products could reduce our revenues.

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

OUR DEPENDENCE ON SINGLE SOURCE SUPPLIERS EXPOSES US TO SUPPLY INTERRUPTION RISKS, WHICH COULD HARM OUR SALES OR INCREASE OUR COSTS.

Although we generally use standard parts and components for our products, our products contain several key components that are purchased from single source suppliers: line driver chips from Texas Instruments Incorporated, power supplies from Astec America, Inc., and system processor chips from Motorola, Inc.  We do not have written agreements with our single source suppliers.  Our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations due to increased third-party demand or supplier related issues.  If these suppliers are unable to meet component requirements, we will be forced to seek alternative production sources, which could negatively impact our costs and the timely delivery of our products. Alternate suppliers may not meet our quantity requirements or quality standards.  Our inability to obtain sufficient quantities of these components, or components that meet our quality standards, may result in delays or reductions in product shipments, which could harm our reputation and reduce our profitability.

OUR DEPENDENCE ON TWO CONTRACT MANUFACTURERS COULD RESULT IN PRODUCT DELIVERY DELAYS.

We currently use two contract manufacturers, Sanmina Corporation and Solectron Corporation, to build some of our printed circuit boards, chassis and subassemblies and, in most cases, to complete final assembly and testing of our products.  Our current reliance on two manufacturers could result in the absence of adequate capacity to meet our customers’ needs.  In addition, we could experience unavailability of, or interruptions in, access to certain process technologies, as well as reduced control over delivery schedules, manufacturing yields, quality and costs.  It is also possible that Sanmina’s or Solectron’s manufacturing capabilities may not be available to us when needed, or that they may not be in a position to satisfy our production requirements at acceptable prices and on a timely basis, if at all.  If Sanmina or Solectron are unable or unwilling to continue manufacturing our components in required volumes, or to our quality specifications, or if we develop new technologies requiring components which Sanmina or Solectron are incapable of manufacturing, we will have to identify acceptable alternative manufacturers.  Alternative manufacturers, however, may not be available. Any significant interruption in the supply of products could result in our inability to adequately meet our customers' demands, which in turn could harm our sales.

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

BECAUSE A SIGNIFICANT INCREASING PERCENTAGE OF OUR REVENUES COMES FROM SALES OUTSIDE THE U.S., WE ARE SUBJECT TO A NUMBER OF RISKS SPECIFIC TO THE INTERNATIONAL MARKETS IN WHICH WE OPERATE.

Revenues from customers outside of the U. S. accounted for about 20% and 17% of our total revenues for the three months and nine months ended September 30, 2000, respectively and 8% and 11% of our total revenues for the three and nine months ended September 30, 2001, respectively.  As a part of our strategy, we intend to expand our sales in international markets.  Sales to international markets have the following material risks:

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

•         unexpected foreign tax fluctuations;

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

We were formed by means of a contribution agreement among Nortel Networks Corporation, its subsidiary Nortel Networks Inc., and us.  Under this agreement, we issued Nortel Networks Inc. 15,384,614 shares of our Common Stock.  Prior to the closing of our IPO on October 4, 2000, Nortel Networks Inc. transferred 8,948,770 shares of our Common Stock, and a warrant for 51,230 shares of our Common Stock, to its parent, Nortel Networks Limited.  Nortel Networks Limited sold 1,000,000 shares of our Common Stock in the IPO and on December 28, 2000, Nortel Networks Inc. reacquired 7,948,770 shares of our Common Stock, and the warrant for 51,230 shares of our Common Stock, from Nortel Networks Limited.  Accordingly, Nortel Networks Inc. owns approximately 46%, or 14,435,845 shares, of our Common Stock, including the 51,230 shares of our Common Stock that are issuable upon exercise of the warrant described above.  Although Nortel Networks announced in June 2001 its intent to divest its interests in Elastic Networks, because of Nortel Networks’ current level of ownership of our Common Stock, Nortel Networks continues to have the ability to exercise significant control over our affairs.  There also may be conflicts of interest between Nortel Networks and us with respect to acquisitions, financings and other corporate opportunities.  Nortel Networks’ ability to exercise significant control could have the effect of delaying or preventing a change in control of Elastic Networks and other strategic and operational initiatives, which could harm our business and the price of our Common Stock.  In addition, because of its current level of ownership of our Common Stock, Nortel Networks’ stated initiative of divesting its interests in Elastic Networks could have a negative effect on the price of our Common Stock.

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

Our ability to compete and be successful is based, in part, on our intellectual property.  We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and other intellectual property. We require employees and consultants and, when possible, suppliers, manufacturers and distributors, to sign confidentiality agreements.  However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and other intellectual property, or that our competitors will not independently develop technologies or other intellectual property that are substantially equivalent or superior to ours.  In addition, the laws of many countries do not protect intellectual property to the same extent as the laws of the U.S. If our intellectual property rights are not protected, our business may suffer.  If we have to bring a lawsuit against another entity that infringes or misappropriates any of our intellectual property, we would likely have to divert significant resources, both financial and human, in prosecuting the lawsuit. We own U.S. patent number 5,912,895, titled “Information Network Access Apparatus and Methods for Communicating Information Packets via Telephone Lines.”  This patent issued on June 15, 1999 and expires on May 1, 2016.  We also have exclusive and non-exclusive licenses from Nortel Networks to other technologies that we use in our business.  However, our rights to our patent and to all of these licensed technologies are subject to various licenses that Nortel Networks, as the original owner, granted to other companies prior to May 12, 1999.  Therefore, we cannot assure you that our rights to these technologies will allow us to prevent these companies and their licensees from using these technologies.

In addition, we have granted back to Nortel Networks licenses to these technologies and to all improvements that we may acquire or make to these technologies.  We have also granted Nortel Networks a license to any patents that we own, acquire, or result from our filing applications or from obtaining a license, during any period that Nortel Networks owns more than 50% of our voting securities.  Although these licenses are subject to Nortel Networks’ obligation not to compete with us with respect to EtherLoop based products through May 12, 2002, there will be no contractual restrictions on Nortel Networks’ ability to engage in competitive activities with respect to EtherLoop based products after that date.

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

We have rapidly and significantly expanded our operations since 1998.  We believe that further expansion will be required to address potential growth in our client base and market opportunities in order for us to be successful.  From May 13, 1999 to November 5, 2001, we had a net increase in the number of employees from 58 to 108.  To manage the expected growth of our operations, we will be required to:

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

Our executive officers, directors and 5% or greater stockholders, and their affiliates, currently own, in the aggregate, more than 50% of our outstanding Common Stock. These stockholders, if acting together, could significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.  This concentration of ownership may have the effect of delaying, deterring or preventing a change in control of Elastic Networks, which could prevent our stockholders from receiving a premium for their Common Stock as part of any merger or other business combination.

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

Even if we are able to make the necessary investments, the development of new or enhanced products or technologies is a complex and uncertain process requiring the accurate anticipation of technological and market trends.  We may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new or enhanced products or technologies. The introduction of new or enhanced products or technologies also requires that we manage the transition from older products or technologies in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. We may not be able to successfully develop or introduce, or manage the transition to, these new products.  Delays in releasing these products and technologies within the publicized availability dates due to design, manufacturing, and other difficulties could damage our reputation and negatively impact the valuation of our Common Stock.  Furthermore, despite testing by our contract manufacturers and us, any of these new or enhanced products or technologies may contain undetected or unresolved errors when they are first introduced or as new versions are released.

To the extent that we are unable to effectively address these technological changes and challenges, our business, financial condition, results of operations and the price of our Common Stock could be harmed.

OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS, TECHNOLOGY AND BUSINESS MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

The market for high-speed access products is highly competitive, and we expect that it will become increasingly competitive in the future.  In addition to facing competition from providers of DSL based products, our products currently compete with products using other technologies.  Our most direct competitors include Alcatel USA, Inc., Cisco Systems, Inc., Copper Mountain Networks, Inc., Lucent Technologies Inc., Nokia Corporation, Paradyne Networks, Inc., and Tut Systems, Inc.  In addition, due to the rapidly evolving nature of the market in which we compete, additional competitors, including other large telecommunications equipment manufacturers, as well as smaller companies, may enter our markets and further intensify competition.  These and our other competitors may foresee the course of market developments more accurately than we do.

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

The Federal Communications Commission (“FCC”) regulates the telecommunications industry, including our company, our products and our customers.  The adoption of new FCC regulations affecting the broadband access industry, our customers or our products may harm our business. For example, FCC policies that affect the availability of data and Internet services may impede our customers’ penetration into certain markets or affect the prices they charge. In turn, this may reduce their orders for our products.

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

OUR PRODUCT CYCLES TEND TO BE SHORT AND WE MAY EXPERIENCE SUBSTANTIAL INVENTORY OBSOLESCENCE AND DEVOTE SIGNIFICANT RESOURCES TO THE GENERATION OF SALES THAT DO NOT OCCUR WHEN ANTICIPATED.

In the rapidly changing technology environment in which we operate, product cycles tend to be short.  Therefore, the resources we devote to product sales and marketing may not generate revenues for us and from time to time we may need to write off excess and obsolete inventory.  In the past, we have experienced such write-offs attributable to the obsolescence of certain finished goods inventory due to transitions to advancing product lines and to an excess of raw materials and finished goods on hand and on order.   If we incur substantial inventory expenses in the future that we are not able to recover, it could significantly harm our financial condition and profitability.

OUR CUSTOMERS MAY HAVE SIGNIFICANTLY GREATER BARGAINING POWER THAN WE DO, WHICH COULD NEGATIVELY IMPACT OUR ABILITY TO SECURE FAVORABLE CONTRACT TERMS AND DELAY OUR GENERATION OF SALES.

Some of our customers are larger than we are and have significantly greater bargaining power than we do.  This could significantly impair out ability to secure favorable contract terms and conditions and prices and materially increase our risks of doing business.  In addition, the contract approval process for these customers can last several months or more and be negatively impacted by customer priorities, customer budgets, test results, and regulatory issues.  Delays in the contract approval process could significantly harm our ability to generate revenues and achieve profitability.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Under the Company’s current policies, it does not use interest rate derivatives, foreign currency exchange rate derivatives, commodity prices derivatives, equity derivatives, or any other derivatives, for trading or any other purposes.  As of September 30, 2001, no debt instruments of the Company were outstanding, and its investments in financial instruments were limited to investing its excess cash in various investment-grade commercial paper, money market accounts, and debt instruments of the U.S. Treasury, government agencies, and corporations with strong credit ratings, generally with original maturity dates from dates of purchase of three months or less.  The Company’s investments in such financial instruments are exposed to financial market risk due to fluctuations in interest rates and foreign currency exchange rates.

At September 30, 2001, the fair market value of the Company’s investments in those of such financial instruments that were exposed to financial market risk due to fluctuations in foreign currency exchange rates was not material.  At September 30, 2001, the fair market value of the Company’s investments in those of such financial instruments that were exposed to financial market risk due to fluctuations in interest rates totaled, in the aggregate, $32.3 million.  However, due to the short-term nature of its investment portfolio, the Company does not expect that a sudden change in market interest rates would materially affect the future earnings, fair values, or cash flows of these interest-sensitive financial instruments.  For example, a hypothetical 100 basis point adverse move in interest rates, which represents the Company’s expectation for a reasonably possible near-term change in such rates, would result in an annual reduction in interest income and cash flow of approximately $323,000, which the company considers to be immaterial.

A significant portion of the Company’s revenues is derived from sales shipped internationally.  Currently, all of the Company’s sales shipped internationally are denominated in U.S. dollars.  If the value of the U.S. dollar increases relative to a particular foreign currency, the Company’s products could become relatively more expensive, which could result in a reduction in the Company’s sales in a particular country.

PART II – OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d)  Use of Proceeds.

During the period commencing on September 28, 2000 (the effective date of the Company's Registration Statement on Form S-1, as amended (Registration No. 333-40500)) and ended September 30, 2001, the Company used approximately $2.0 million of the IPO proceeds (net of expenses and commissions) to fund the expansion of its business, $5.0 million to fulfill a restricted cash agreement, approximately $45.4 million to fund its operating deficits and approximately $8.3 million for other working capital needs and general corporate purposes.

ITEM 5.  OTHER INFORMATION

Effective in August 2001, Darrell E. Borne was promoted from Vice President of Finance to Chief Financial Officer, replacing Kevin D. Elop.  In September 2001, Mr. Borne was appointed Secretary and Treasurer of the Company, replacing Kevin D. Elop.

Effective in August 2001, Kevin D. Elop, former Chief Financial Officer of the Company, was appointed to the Company’s Board of Directors.  Mr. Elop fills the vacancy created by the retirement of Richard Reid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

(3)(i)        Second Amended and Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 29, 2001.

(ii)                 Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 3(ii) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the SEC on March 29, 2001.

(4)           Specimen Stock Certificate of the Company is incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-40500) initially filed with the SEC on June 29, 2000, as amended and declared effective as of September 28, 2000.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed or were required to be filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELASTIC NETWORKS INC.
(Registrant)

Date: November 14, 2001	/s/ Guy D. Gill
Guy D. Gill
Chairman of the Board of Directors,
Chief Executive Officer and President
(principal executive officer)

Date: November 14, 2001	/s/ Darrell E. Borne
Darrell E. Borne
Chief Financial Officer, Secretary and Treasurer
(principal financial and accounting officer)